Form 10-Q
period 2025-06-30
Curanex Pharmaceuticals Inc
filed 2025-09-09
CIK 2025942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________

Commission File No. 001-42815

Curanex Pharmaceuticals Inc

(Exact name of registrant as specified in its charter)

Nevada	83-0741390
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2 Jericho Plaza, Suite 101B
Jericho, NY	11753
(Address of principal executive offices)	(Zip Code)

(718) 673-6078
(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common Stock, par value $0.0001 per share	CURX	The Nasdaq Capital Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐	Large accelerated filer	☐	Accelerated filer
☒	Non-accelerated filer	☒	Smaller reporting company
		☒	Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of September 9, 2025, the registrant had 27,750,000 shares of common stock, par value $0.0001 per share, outstanding.

TABLE OF CONTENTS

2

FORWARD-LOOKING STATEMENTS

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our financial statements and the accompanying notes thereto included elsewhere in this quarterly report on Form 10-Q (the “Quarterly Report”).

This Quarterly Report contains forward-looking statements. Forward-looking statements are based upon our current assumptions, expectations and beliefs concerning future developments and their potential effect on our business. In some cases, you can identify forward-looking statements by the following words: “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “approximately,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing,” or the negative of these terms or other comparable terminology, although the absence of these words does not necessarily mean that a statement is not forward-looking. This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by any forward-looking statements.

We cannot predict all of the risks and uncertainties. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements include information concerning possible or assumed future results of our operations, including statements about our business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future acquisitions, future cash needs, future operations, business plans and future financial results, our ability to obtain or maintain patents or other appropriate protection for our intellectual property, and any other statements that are not historical facts.

These statements are only predictions and involve known and unknown risks, uncertainties and other factors. Readers are urged to carefully review and consider the various disclosures made by us in this Quarterly Report and in our other reports filed with the Securities and Exchange Commission (the “SEC”). Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

As used in this Quarterly Report and unless otherwise indicated, the terms “Curanex,” “we,” “us,” “our,” or “Company” refer to Curanex Pharmaceuticals Inc, a Nevada corporation.

3

CURANEX PHARMACEUTICALS INC

PART I- FINANCIAL INFORMATION

Item 1. Financial Statements.

CURANEX PHARMACEUTICALS INC

FINANCIAL STATEMENTS

AS OF JUNE 30, 2025 AND DECEMBER 31, 2024

AND FOR THREE AND SIX MONTHS ENDED

JUNE 30, 2025 AND 2024

4

CURANEX PHARMACEUTICALS INC

BALANCE SHEETS

	As of June 30, 2025	As of December 31, 2024
ASSETS

Current assets
Cash	$108,862	$148,891
Prepaid Expenses	6,289	1,179
Other Current Assets	596,186	367,865
Total current assets	711,337	517,935

Right-of-Use Asset	75,837	-
TOTAL ASSETS	787,174	517,935

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accrued expenses	575	9,575
Accounts payable	269	5,000
Interest payable	4,447	-
Lease Liability, current	70,636	-
Total current liabilities	75,927	14,575

Lease Liability, noncurrent	5,816	-
Loan from Shareholders	400,000	-
TOTAL LIABILITIES	481,743	14,575

Shareholders’ equity
Common stock, 475,000,000 shares authorized; $0.0001 par value; 24,000,000 shares issued and outstanding as of June 30, 2025, and December 31, 2024	2,400	2,400
Preferred stock, 25,000,000 shares authorized; $0.0001 par value; 1,000,000 shares issued and outstanding as of June 30, 2025, and December 31, 2024	100	100
Common stock to be issued	200,000	200,000
Additional paid-in capital	923,309	923,309
Accumulated deficit	(820,378)	(622,449)

TOTAL SHAREHOLDERS’ EQUITY	305,431	503,360

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$787,174	$517,935

The accompanying notes are an integral part of these unaudited financial statements.

CURANEX PHARMACEUTICALS INC

STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024

Operating expenses:
General & administrative	57,658	44,200	195,110	124,401
Total operating expenses	57,658	44,200	195,110	124,401

Loss from operations	(57,658)	(44,200)	(195,110)	(124,401)

Interest Expense	(3,091)	-	(4,447)	-
Other income	403	-	1,628	-

Net Loss	$(60,346)	$(44,200)	$(197,929)	$(124,401)

Net loss per common share: Basic and Diluted	$(0.00)	$(0.02)	$(0.01)	$(0.05)

Weighted average number of common shares outstanding: Basic and Diluted	24,000,000	2,400,000	24,000,000	2,400,000

The accompanying notes are an integral part of these unaudited financial statements.

CURANEX PHARMACEUTICALS INC

CHANGES IN SHAREHOLDERS’ EQUITY

	Common Stock		Preferred Stock		Common Stock	Additional	Accumulated
	Number of Shares	Amount	Number of Shares	Amount	to be issued	Paid in Capital	Deficit	Total

Balance at December 31, 2023	600,000	$60	-	$-	$200,000	$120,973	$(260,943)	$60,090

Issuance of common stock	-	-	-	-	150,000	-	-	150,000
Net loss	-	-	-	-	-	-	(80,202)	(80,202)
Balance at March 31, 2024	600,000	$60	-	$-	$350,000	$120,973	$(341,145)	$129,888

Issuance of common stock	23,400,000	$2,340	-	-	$(150,000)	$777,103	-	$629,443
Issuance of preferred stock	-	-	1,000,000	$100	-	-	-	100
Net loss	-	-	-	-	-	-	(44,200)	(44,200)
Balance at June 30, 2024	24,000,000	$2,400	1,000,000	$100	$200,000	$898,076	$(385,345)	$715,231

Balance at December 31, 2024	24,000,000	$2,400	1,000,000	$100	$200,000	$923,309	$(622,449)	$503,360

Net loss	-	-	-	-	-	-	(137,583)	(137,583)
Balance at March 31, 2025	24,000,000	$2,400	1,000,000	$100	$200,000	$923,309	$(760,032)	$365,777

Net loss	-	-	-	-	-	-	(60,346)	(60,346)
Balance at June 30, 2025	24,000,000	$2,400	1,000,000	$100	$200,000	$923,309	$(820,378)	$305,431

The accompanying notes are an integral part of these unaudited financial statements.

CURANEX PHARMACEUTICALS INC

STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$(197,929)	$(124,401)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of right-of-use assets	29,663	-
Interest expense	(4,447)	-
Changes in operating assets and liabilities:
Prepaid expenses	(5,110)	-
Lease liabilities	(29,048)	-
Accounts payable	(4,731)	-
Interest payable	4,447	-
Accrued expenses	(4,553)	(13,676)
Other current assets	(228,321)	(192,128)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(440,029)	(330,205)

CASH FLOWS FROM FINANCING ACTIVITIES:

Loan from shareholders	400,000	-
Issuance of common stock	-	630,000
Issuance of preferred stock	-	100

NET CASH PROVIDED BY FINANCING ACTIVITIES	400,000	630,100

Effect of Exchange Rate Changes on Cash

NET INCREASE (DECREASE) IN CASH	(40,029)	299,895
Cash at beginning of period	148,891	74,366

CASH AT END OF PERIOD	$108,862	$374,261

Supplemental schedule of cash flow information:
Non-cash investing & financing activities:
Issuance of common stock with a non-cash payment	$-	$100,000
Recognition of right-of-use asset in exchange for lease liability	105,501	-

The accompanying notes are an integral part of these unaudited financial statements.

CURANEX PHARMACEUTICALS INC

NOTES TO FINANCIAL STATEMENTS

1. Description of Business and Summary of Significant Accounting Policies

Description of Business

Curanex Pharmaceuticals Inc. (the “Company”) was originally incorporated as Durand Damiel Health Inc. under the laws of the State of New York on June 1, 2018. The Company is headquartered in Jericho, NY, with an initial focus on research and development of health products and botanical medicines.

On November 9, 2023, the Company was rebranded as Curanex Pharmaceuticals Inc, and shifted its focus to discovering, developing, and commercializing innovative botanical drugs for treating major unmet medical needs in patients with inflammatory diseases.

On June 10, 2024, Curanex Pharmaceuticals Inc., a New York corporation (“Curanex NY”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Curanex Pharmaceuticals Inc, (the “Surviving Corporation”), a newly formed Nevada corporation and wholly owned subsidiary of Curanex NY. Pursuant to the Merger Agreement, on the same date, Curanex NY, as the parent in this transaction, merged with and into the Surviving Corporation (the “Reincorporation Merger”). Upon the consummation of the Reincorporation Merger, Curanex NY ceased its legal existence as a New York corporation, and the Surviving Corporation continued the business as the surviving corporation under the name “Curanex Pharmaceuticals Inc”.

The financial statements for the period ended June 30, 2025 reflect the impact of the Reincorporation Merger. In accordance with ASC 805 Business Combinations, the merger has been treated as a reorganization under common control. As such, the assets and liabilities have been transferred to the Surviving Corporation at their historical carrying amounts, and no gain or loss has been recognized in connection with the merger. The balance sheet now presents the Nevada corporation as the surviving entity, incorporating the combined assets and liabilities of the predecessor and the successor entities.

This merger did not result in any changes to the reported financial position or results of operations for prior periods, as the historical financial information of the Company has been carried forward to the Surviving Corporation. The impact of the merger on the financial statements is primarily legal and administrative, ensuring the continuity of the Company’s operations under the new jurisdiction without interruption. Consequently, the financial statements include all transactions and balances of both the original and the surviving entities, presented as if the merger had occurred at the beginning of the earliest period presented. This approach ensures consistency and comparability in the financial reporting of the Company’s ongoing business activities.

Initial Public Offering.

On June 20, 2024, in connection with its initial public offering (the “IPO”), the Company filed a Form S-1 Registration Statement with the Securities and Exchange Commission (SEC), which was declared effective on August 12, 2025. On August 27, 2025, the Company closed the IPO of 3,750,000 shares of common stock at the initial public offering price of $4.00 per share. The net proceeds to the Company from the IPO, after deducting the underwriting discount, the underwriters’ fees and expenses and the offering expenses, were approximately $12,871,280. The Company’s common stock is trading on the Nasdaq Capital Market under the symbol “CURX.” The Company intends to use the net proceeds from the IPO for (i) the development of its lead product candidate, Phyto-N, for the treatment of ulcerative colitis; (ii) to conduct FDA-required good laboratory practice (“GLP”) toxicology and pharmacokinetic studies for Phyto-N in ulcerative colitis, (iii) to prepare and submit an Investigational New Drug (IND) application, and (iv) for working capital and other general corporate purposes.

Basis of Accounting

The accompanying financial statements of the Company have been prepared on the accrual basis of accounting in accordance with Generally Accepted Accounting Principles in the United States of America (GAAP).

Use of Estimates

The preparation of the financial statements requires the Company to make judgments in applying its accounting policies and estimates and assumptions about the future. These judgments, estimates and assumptions affect the Company’s reported amounts of assets, liabilities, and items in net income (loss), and the related disclosure of contingent assets and liabilities, if any. Such estimates are based on various assumptions that the Company believes are reasonable under the circumstances, and these estimates form the basis for making judgments about the carrying value of assets and liabilities and the reported amounts of items in net loss that are not readily apparent from other sources. These estimates and associated assumptions are based on historical experience and other factors that are considered to be relevant, and actual results may differ from these estimates under different assumptions or conditions.

The estimates and underlying assumptions are reviewed on an ongoing basis, and revisions to accounting estimates are recognized in the year in which the estimate is revised if the revision affects only that year, or in the year of the revision and future years if the revision affects both current and future years.

Going Concern

At the end of each reporting period, management exercises judgment in assessing the Company’s ability to continue as a going concern by reviewing the Company’s performance, resources, and future obligations. This assessment is based on assumptions derived from actual operating results, industry and market trends, and involves critical judgments regarding the Company’s short and long-term operating budgets, expected profitability, investment and financing activities, and strategic planning.

There can be no assurance that the Company will achieve its business plan, raise additional capital, or secure the necessary financing to implement its current operating plan. The Company has yet to achieve profitable operations, anticipates further losses, has negative cash flows from operating activities, and is dependent on future issuances of equity or other financing to fund ongoing operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to the reported carrying values of assets and liabilities, reported revenues and expenses, or classifications in the statements of financial position that would be necessary if the Company is unable to realize its assets and settle its liabilities in the normal course of operations.

Management believes there will be sufficient capital to meet the Company’s business obligations for at least the next twelve months, considering the expected cash flows and the Company’s cash position as of the date of the financial statements were issued. This assessment also considers the continued financial support from shareholders, including the deferral of repayment on existing shareholder loans until more than one year after the issuance date of the financial statements. Consequently, management believes that this financial stability will alleviate substantial doubt regarding the Company’s ability to continue as a going concern.

Cash

The Company maintains balances with multiple financial institutions, with balances periodically exceeding the Federal Deposit Insurance Corporation (FDIC) insurance limit. The management monitors the cash balances in the operating accounts and adjusts the cash balances as appropriate; however, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, the Company has experienced no loss or lack of access to cash in the operating accounts.

Basic and Diluted Net Loss per Common Share

The Company computes loss per share in accordance with ASC 260, Earnings per Share, which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. During the six months ended June 30, 2025, and 2024, the Company had no potential dilutive instruments and accordingly basic loss and diluted loss per share are the same.

Fair Value of Financial Instruments

ASC 820 Fair Value Measurements and Disclosures establishes a framework for all fair value measurements and expands disclosures related to fair value measurement and developments. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

ASC 820 requires that assets and liabilities measured at fair value are classified and disclosed in one of the following three categories:

●	Level 1 – Unadjusted quoted prices in active markets for identical assets or liabilities;
●	Level 2 – Inputs other than quoted prices that are observable for the asset or liability either directly or indirectly; and
●	Level 3 – Inputs that are not based on observable market data.

The carrying amounts of cash and accrued liabilities approximate fair value because of the short-term nature of these items.

Leases & Right of Use Assets

The Company adopted ASC 842 Leases on January 1, 2022. At inception of a contract, the Company assesses whether a contract is, or contains, a lease. Contracts that convey the right to control the use of an identified asset for a period of time in exchange for consideration are accounted for as leases giving rise to right-of-use assets.

At the commencement date, a right-of-use asset is measured at cost, where cost comprises: (a) the amount of the initial measurement of the lease liability; (b) any lease payments made at or before the commencement date, less any lease incentives received; (c) any initial direct costs incurred by the Company; and (d) an estimate of costs to be incurred by the Company in dismantling and removing the underlying asset, restoring the site on which it is located or restoring the underlying asset to the condition required by the terms and conditions of the lease, unless those costs are incurred to produce inventories.

A lease liability is initially measured at the present value of the unpaid lease payments. Subsequently, the Company measures a lease liability by: (a) increasing the carrying amount to reflect interest on the lease liability; (b) reducing the carrying amount to reflect the lease payments made; and (c) re-measuring the carrying amount to reflect any reassessment or lease modifications, or to reflect revised in-substance fixed lease payments. Each lease payment is allocated between repayment of the lease principal and interest. Interest on the lease liability in each period during the lease term is allocated to produce a constant periodic rate of interest on the remaining balance of the lease liability. Except where the costs are included in the carrying amount of another asset, the Company recognizes in profit or loss (a) the interest on a lease liability and (b) variable lease payments not included in the measurement of a lease liability in the period in which the event or condition that triggers those payments occurs. The Company subsequently measures a right-of-use asset at cost less any accumulated amortization and any accumulated impairment losses; and adjusted for any re-measurement of the lease liability. Right-of-use assets are depreciated over the shorter of the asset’s useful life and the lease term.

Income Taxes

The Company accounts for income taxes under ASC 740, Income Taxes. This standard requires the Company to use the asset and liability method, which involves making estimates and assumptions and exercising judgment regarding the carrying values of assets and liabilities. These values are subject to inherent accounting estimates, the interpretation of income tax legislation across various jurisdictions, expectations about future operating results, the timing of reversal of temporary differences, and potential audits of income tax filings by tax authorities.

Deferred tax assets and liabilities are recognized for the future tax consequences of differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. These assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years when those temporary differences are expected to be recovered or settled. The impact of changes in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to amounts expected to be realized.

When the Company incurs losses for income tax purposes, it assesses the probability of future taxable income based on budgeted forecasts. These forecasts are adjusted to account for non-taxable income and expenses and specific rules on the use of unused credits and tax losses. If the forecasts indicate that sufficient future taxable income will not be available to deduct the temporary differences, a deferred tax asset is not recognized for all deductible temporary differences.

Related Party Transactions

The Company identifies and accounts for related party transactions, disclosing them in accordance with ASC 850, Related Party Disclosures, and other relevant ASC standards. Parties are considered related to the Company if they, directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with the Company. Related parties also include the principal owners of the Company, its management, members of the immediate families of the principal owners and management, and other parties with which the Company may engage in transactions if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests.

Recent Accounting Pronouncements

The Company is classified as an “emerging growth company” (EGC) under the Jumpstart Our Business Startups Act of 2012 (the JOBS Act). This classification allows EGCs to delay adopting new or revised accounting standards issued after the enactment of the JOBS Act until these standards apply to private companies. The Company has chosen to delay the adoption of these new or revised accounting standards.

The Company is classified as a “smaller reporting company” (SRC) under the Securities and Exchange Commission (SEC) regulations. This classification allows SRCs to provide scaled disclosures in their SEC filings, including reduced financial statement and executive compensation disclosure requirements. The Company has elected to take advantage of these scaled disclosure requirements to simplify its reporting processes.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This guidance amends ASC 740 and addresses several areas including: 1) the evaluation of step-up tax basis of goodwill when there is not a business combination, 2) a policy election to not allocate taxes on a separate entity basis to entities not subject to income tax, 3) accounting for tax law changes or rates during interim periods, 4) ownership changes from equity method investment to subsidiary or vice versa, 5) elimination of exceptions to intra-period allocation when there is a gain in discontinued operations and a loss from continuing operations, and 6) the treatment of franchise taxes that are partially based on income. The amendments in this update are effective for the Company for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. The Company adopted the amendment, and it did not have a material impact on the financial statements.

In October 2021, the FASB issued ASU 2021-08, Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (Topic 805). This ASU requires an acquirer in a business combination to recognize and measure contract assets and liabilities (deferred revenue) from acquired contracts using the revenue recognition guidance in ASC 606. At the acquisition date, the acquirer applies the revenue model as if it had originated the acquired contracts. The ASU is effective for annual periods beginning after December 15, 2023, including interim periods within those fiscal years. Adoption of the ASU should be applied prospectively, and early adoption is permitted, including adoption in an interim period. The Company adopted ASU 2024-03, which is required to be applied prospectively. The adoption did not have a material impact on the Company’s financial statements.

The Company evaluated the impact of ASU 2024-03, issued by the FASB in March 2024, which provides updated guidance on the accounting and disclosure requirements for equity-classified preferred stock and similar instruments. The standard clarifies presentation and disclosure requirements, including redemption features, dividend terms, and settlement provisions. The Company determined that its adoption did not have a material effect on the Company’s financial statements or related disclosures.

Apart from as mentioned above, management does not believe that other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the Company’s balance sheets, statements of operations, or cash flows.

2. Accrued Expenses

A summary of accrued expenses is as follows:

	As of June 30, 2025	As of December 31, 2024

Accounting fees	$550	$9,550
Legal fees	-	-
Tax fees	25	25
Total Accrued Expenses	$575	$9,575

3. Other Current Assets

Our other current assets are the listing expenses in relation to our initial public offering. They are recorded as an asset on the balance sheet until the IPO is successfully completed.

A summary of other current assets is as follows:

	As of June 30, 2025	As of December 31, 2024
Deferred IPO Expenses:
Legal fees	$300,025	$200,025
Underwriting fees	210,000	$110,000
Other IPO related expenses	86,161	57,840
Other Current Asset	$596,186	$367,865

4. Lease

On January 1, 2025, the Company assumed an office lease from Duraviva Pharma Inc. (“Duraviva”), a New York corporation under common control, through a lease assignment agreement. The lease term extends through August 31, 2026. The Company classified the lease as an operating lease. Upon adoption of ASC 842, the Company recognized right-of-use asset and corresponding lease liability for its operating lease.

The following summarizes information about the Company’s lease as of June 30, 2025 and December 31, 2024.

	For the Three Months Ended June 30,
	2025	2024

Amount recognized in the income statements

Operating lease expense	$17,404	$-

	For the Six Months Ended June 30,
	2025	2024

Amount recognized in the income statements

Operating lease expense	$34,807	$-

	As of June 30, 2025	As of December 31, 2024

Amount recognized in the balance sheets

Right-of-use assets	$75,837	$-
Operating lease liabilities	76,452	-

Lease commitment

2025	$34,876	$-
2026	46,955	-
Total future minimum lease payments	81,831	-
less imputed interest	(5,379)	-
Present value of lease liabilities	$76,452	$-

Supplement information

Discount rate	11%	n.a.

Remaining lease term	14 months	n.a.

5. Income Taxes

Due to the Company’s net losses and the valuation allowance provided on the related deferred tax assets, there were no provisions for income taxes for the three and six months ended June 30, 2025, and 2024.

The difference between the income tax expense of zero shown in the statements of operations and pre-tax book net loss times the federal statutory rate of 21% for the six months ended June 30, 2025, and 2024, are summarized as follows:

	For the Three Months Ended June 30,
	2025	2024
Pre-tax book loss	$(12,673)	$(9,282)
Permanent differences:
Impairment loss	-	-
Change in valuation allowance	12,673	9,282
Total tax expense	$-	$-

	For the Six Months Ended June 30,
	2025	2024
Pre-tax book loss	$(41,565)	$(26,124)
Permanent differences:
Impairment loss	-	-
Change in valuation allowance	41,565	26,124
Total tax expense	$-	$-

Deferred income tax assets as of June 30, 2025 and December 31, 2024, are as follows:

	As of June 30, 2025	As of December 31, 2024
Net operating losses carry forwards
Others	171,652	$130,087
Total deferred tax assets	-	-
Less valuation allowance	171,652	130,087
Total deferred tax assets	(171,652)	(130,087)
	$-	$-

In assessing the realization of deferred tax assets, management evaluates whether it is more likely than not that some or all of these assets will not be realized. The ultimate realization of deferred tax assets depends on generating future taxable income during the periods when these temporary differences become deductible.

Based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets will not be realizable. Accordingly, the Company has applied a full valuation allowance against its net deferred tax assets as of June 30, 2025 and December 31, 2024. The net change in the total valuation allowance between June 30, 2025 and December 31, 2024, was an increase of $41,565.

The Company is subject to U.S. federal and state income tax examinations by the Internal Revenue Service (IRS) and relevant state tax authorities. The Company is incorporated in the state of Nevada, which does not impose a corporate income tax.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of June 30, 2025 and December 31, 2024, the Company did not have any significant uncertain tax positions or unrecognized tax benefits. Additionally, as of June 30, 2025 and December 31, 2024, the Company has federal net operating loss carryforwards of $820,378 and $622,449, respectively, for tax purposes.

6. Related Party Transactions

On June 17, 2024, following the completion of Reincorporation, the Company entered into an Asset Purchase Agreement and Plan of Reorganization (the “Asset Purchase Agreement”) with Duraviva. Duraviva is a related party, as the majority shareholders, including its President and members of the President’s immediate family, are also majority shareholders, officers, and directors in both entities. On the same day, the Company closed the transactions outlined in the Asset Purchase Agreement (the “Closing”).

At the Closing, Duraviva transferred and assigned to the Company four provisional patent applications, eight research and development animal studies and reports, and the rights to use these studies for further research and development, clinical, and commercial purposes (collectively, the “IP Assets”). In exchange for the transfer and assignment of the IP Assets, a cash consideration of $630,000, and a non-cash consideration of $100,000, which together constituted substantially all of Duraviva’s assets, the Company issued an aggregate of 23,400,000 shares of common stock, adjusted retroactively for the reverse stock split, to Duraviva’s shareholders, proportionate to their ownership in Duraviva.

In January 2025, Duraviva also assigned its office lease to the Company. The terms of the lease, including the original lease end date, remained unchanged upon reassignment. The Company accounted for the lease under ASC 842 as an operating lease. Please refer to Note 4 Lease.

In February and May 2025, the Company received two $200,000 loans from an existing shareholder to support ongoing costs related to its initial public offering. The loans accrue simple interest at an annual rate of 4.34%, with both principal and interest due at maturity in February and May 2027. During the three months ended June 30, 2025 and 2024, total interest incurred was $1,356 and zero. During the six months ended June 30, 2025 and 2024, total interest incurred was $4,447 and zero.

7. Shareholders’ Equity

Common Stock

The Company is authorized to issue 475,000,000 shares of common stock at $0.0001 per share. As of December 31, 2023, the Company had issued 600,000 shares of common stock after retroactively adjusting for the five-for-three reverse stock split approved on November 19, 2024. Each share entitles the holder to one vote, in person or by proxy, on any matter requiring stockholder action. Holders of common stock are entitled to receive, if any, dividends or other distributions.

During the three and six months ended June 30, 2024, the Company issued 23,400,000 shares of common stock at par value.

No shares of common stock were issued during the three and six months ended June 30, 2025

Reverse Stock Split

Effective November 19, 2024, the Board of Directors approved a three-for-five reverse stock split of the Company’s issued and outstanding shares of common stock for shareholders of record as of the same date. The par value of $0.0001 per share remains unchanged.

As a result of the reverse stock split, all share and per-share amounts have been retroactively adjusted for all periods presented to reflect the reverse stock split. This includes adjustments to the Company’s common stock issued as of June 30, 2025, and shares issued during the year ended December 31, 2024.

Preferred Stock

The Company is authorized to issue 25,000,000 shares of preferred stock at $0.0001 per share. The Company’s Board of Directors also has the authority to issue additional preferred stock in one or more classes or series.

On June 14, 2024, the Company’s Board of Directors approved the issuance of 1,000,000 shares of Series A Super Voting Preferred Stock (“Series A Preferred Stock”) at the par value of $0.0001 per share. These shares grant the holders 40% of the total voting power of the Company’s equity voting stock. Holders of the Series A Preferred Stock do not possess any rights to dividends.

No shares of common stock were issued during the three and six months ended June 30, 2025

8. Subscriptions Received – Shares to be Issued

During the year ended December 31, 2019, the company had subscriptions received of $200,000 in cash for 0.1% of total issued and outstanding common shares to be issued as soon as practicable after the successful completion of its initial public offering (“IPO”), subject to the Company’s compliance with all applicable laws and regulations concerning the issuance of these shares, pursuant to the amended and restated subscription agreement between the Company and Xiaohong Song (the “Investor”), dated November 27, 2024. The status of this subscription remained unchanged as of June 30, 2025.

On August 27, 2025, the Company closed its IPO in which it sold 3,750,000 shares of common stock, Pursuant to the underwriting agreement dated August 25, 2025, the Company granted the underwriters a 45-day option to purchase up to 562,500 additional shares of common stock.

The issuance of shares to the Investor equal to 0.1% of the total issued and outstanding shares of Common Stock of the Company is scheduled to occur during the third quarter of 2025. If the underwriters do not exercise its option to purchase additional shares of common stock, the Company will issue Investor 27,750 shares of common stock, based on 27,750,000 shares of common stock outstanding. If the underwriters exercise in full the over-allotment option, the Company will issue Investor 28,312 shares of common stock, based on 28,312,500 shares of common stock outstanding.

9. Subsequent Events

The Company has evaluated subsequent events through the date when the financial statements were issued.

On August 27, 2025, the Company successfully completed its IPO and commenced trading on Nasdaq under the ticker symbol “CURX.” The IPO resulted in the issuance of 3,750,000 shares, generating gross proceeds of $15.0 million. After deducting underwriting fees, legal costs, and other offering-related expenses, net proceeds were approximately $12,871,280.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our financial statements and the related notes thereto. The management’s discussion and analysis contain forward-looking statements, such as statements of our plans, objectives, expectations, and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect” and the like, and/or future tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties, including those under “Risk Factors,” which appear in our registration statement on Form S-1, as amended (File No. 333-282686), filed with the SEC which was declared effective by the SEC on August 12, 2025 (the “Registration Statement”), that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors. We do not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report.

Overview

Curanex was incorporated on June 1, 2018 as a New York corporation under the name “Durand Damiel Health Inc, focusing on research and development (R&D) of health products and botanical medicines. On October 24, 2023, the Company changed its name to “Fordman Pharma Inc.,” and on November 9, 2023, the Company changed its name to Curanex Pharmaceuticals Inc and changed the focus of its business operations on discovering, developing, and commercializing innovative botanical drugs for major unmet needs to treat patients suffering from inflammatory diseases.

Our business strategy is centered on developing innovative botanical drugs, with a focus on Phyto-N as our lead candidate, for the treatment of inflammatory diseases. By leveraging our founders’ expertise in botanical medicine, pursuing strategic partnerships, implementing efficient development processes, building a strong IP portfolio, fostering a culture of innovation, and maintaining focus and adaptability, we aim to establish Curanex as a leader in the field and create significant value for patients as well as our stockholders. Our current drug development pipeline encompasses seven core indications: ulcerative colitis, atopic dermatitis, COVID-19, diabetes, nonalcoholic fatty liver disease (“NAFLD”), and gout. If successfully developed and approved, Phyto-N may improve the lives of many patients worldwide. However, our research to date has been limited to preclinical studies for each of these indications.

Reincorporation

On June 10, 2024, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Curanex Pharmaceuticals Inc, a newly formed Nevada corporation and our wholly owned subsidiary of the Company (the “Surviving Corporation”), pursuant to which, on the same date, we, as parent in this transaction, merged with and into the Surviving Corporation (the “Reincorporation”). Upon the consummation of the Reincorporation, we ceased our legal existence as a New York corporation, and the Surviving Corporation continued our business as the surviving corporation in the Reincorporation under the name “Curanex Pharmaceuticals Inc” succeeding all our rights, assets, liabilities and obligations, except that our affairs ceased to be governed by the New York Business Corporation Law and became subject to the Nevada Revised Statutes (“NRS”).

Asset Purchase Agreement

On June 17, 2024, we entered into the Asset Purchase Agreement with Duraviva, a related entity in which our Chief Executive Officer and President and members of his immediate family, including our Secretary, are also directors, officers and majority shareholders. At the Closing, occurred on the same date, Duraviva transferred to us all of its IP Assets, which together with $730,000 consideration, constitute all or substantially all of the assets of Duraviva. The IP Assets includes four (4) provisional patent applications (all of which expired on March 18, 2025) and 8 research and development animal study reports for:

1. Ulcerative Colitis

2. Atopic Dermatitis

3. Nonalcoholic fatty liver disease prevention

4. Nonalcoholic fatty liver disease treatment

5. Diabetes

6. COVID-19 prevention and treatment

7. Gouty nephritis

8. Gouty arthritis

On March 13, 2025, prior to the expiration, we filed with the USPTO an international PCT application for utility patent entitled “PLANT EXTRACT COMPOSITIONS AND USES THEREOF” (application # PCT/US25/19679) which combined the following three (3) provisional patent applications (except for the provisional patent application for treatment of acne, which the Company determined not to pursue further due to results of experiments conducted by the Company that did not show promising results).

Reverse Stock Split

On November 19, 2024, our Board and our stockholders approved an amendment to our amended and restated articles of incorporation (the “Amendment”) to effect a reverse stock split of the outstanding shares of the common stock, at a ratio of three-for-five (3-for-5) (the “Reverse Stock Split”). The Amendment became effective on the same date, upon filing of the Amendment with the Secretary of State of the State of Nevada. As a result of the Reverse Stock Split, every five (5) shares of our issued and outstanding common stock, automatically and without any action of the Company or any holder thereof, were combined into three (3) validly issued and non-assessable shares of common stock, resulting in 24,000,000 post Reverse Stock Split shares of common stock. No fractional shares were issued to any stockholder of the Company, and in lieu of issuing any such fractional shares, any fractional shares resulting from the Reverse Stock Split, if applicable, will be rounded up to the nearest whole share of common stock. Proportionate adjustments will be made to the exercise prices and the number of shares underlying the Company’s outstanding equity awards, convertible notes, and warrants, as applicable. The shares of common stock as adjusted to the Reverse Stock Split will remain fully paid and non-assessable. The Reverse Stock Split will not affect the number of authorized shares of common stock or the par value of the common stock nor will it change the authorized shares of preferred stock or the relative voting power of holders of the outstanding common stock.

Promissory Notes issued to Dian Ying Jing.

On February 4, 2025, the Company received a loan in the amount of $200,000 from Dian Ying Jing, one of our founders, Secretary and the wife of our Chief Executive Officer, Jun Liu. To evidence this loan, on February 4, 2025, the Company issued Ms. Jing a promissory note in the principal amount of $200,000 (the “First Note”), with an interest rate of four and thirty-four percent (4.34%) per annum, to be paid on maturity date of February 4, 2026. The Company may prepay any amounts due under the First Note without penalty or premium. On May 30, 2025, the Company and Ms. Jing entered into Amendment No. 1 to the Note, pursuant to which the maturity date of the Note was extended to February 4, 2027. As of the date of this report, the Company did not make any payments, and as of June 30, 2025, the outstanding principal balance on the First Note remained $200,000.

On May 21, 2025, Ms. Jing loaned an additional $200,000 to the Company. To evidence this new loan, on May 23, 2025, the Company issued Ms. Jing a new promissory note in the principal amount of $200,000 (the “Second Note”), with an interest rate of four and thirty-four percent (4.34%) per annum, to be paid on May 23, 2027 (the “Maturity Date”). The Company may prepay any amounts due under the Second Note without penalty or premium. As of June 30, 2025, the outstanding principal balance on the Second Note remained $200,000.

During the three months ended June 30, 2025 and 2024, total interest incurred was $1,356 and zero. During the six months ended June 30, 2025 and 2024, total interest incurred was $4,447 and zero.

Recent Developments

Initial Public Offering

On August 27, 2025, we closed our initial public offering (the “IPO”) of 3,750,000 shares (the “Shares”) of our Common Stock, at a public offering price of $4.00 per share, pursuant to an underwriting agreement, dated as of August 25, 2025 (the “Underwriting Agreement”), between the Company and Dominari Securities, LLC, as representative of the underwriters named on Schedule I therein (the “Underwriters”). The Company sold the Shares to the Underwriters at a public offering price of $4.00 per share, for gross Offering proceeds of $15,000,000. In addition, pursuant to the Underwriting Agreement, the Company granted the Underwriters a 45-day option to purchase up to 562,500 additional shares of Common Stock, to cover over-allotments in connection with the IPO.

The Shares were offered by the Company pursuant to the Registration Statement. The net proceeds to the Company from the IPO, after deducting the underwriting discount, the underwriters’ fees and expenses and the Company’s offering expenses, were approximately $12,871,280. The Company intends to use the net proceeds from the IPO primarily for (i) the development of its lead product candidate, Phyto-N, for the treatment of ulcerative colitis; (ii) to conduct FDA-required good laboratory practice (“GLP”) toxicology and pharmacokinetic studies for Phyto-N in ulcerative colitis, (iii) to prepare and submit an Investigational New Drug (IND) application, and (iv) for working capital and other general corporate purposes.

Results of Operations

Comparison of Results of Operations for the Three Months Ended June 30, 2025 and 2024

Revenue and Cost of Sales

We did not generate any revenue during the three months ended June 30, 2025, or 2024. This is consistent with our focus on advancing the development of our botanical drug candidates and progressing toward our clinical and regulatory milestones.

We anticipate generating revenue only upon successful commercialization of our product candidates or from entering into strategic licensing agreements. However, there is no assurance as to the timing or likelihood of these events.

Operating Expenses

General and Administrative Expenses

General and administrative expenses were $57,658 for the three months ended June 30, 2025, compared to $44,200 for the same period in 2024. The increase was primarily due to ongoing costs associated with preparing for our IPO and maintaining public company readiness.

Research and Development Expenses

We did not incur material research and development expenses during the three-month periods ended June 30, 2025, or 2024, as our development activities remained in the planning phase. We expect R&D spending to increase significantly in future periods as we begin FDA-required studies and initiate clinical trial activities.

Other Income (Expense)

There was no significant other income or expense recorded for the three months ended June 30, 2025, or 2024.

Net Loss

We reported a net loss of $(60,346) for the three months ended June 30, 2025, compared to a net loss of $(44,200) for the three months ended June 30, 2024. The increase in net loss was primarily due to higher G&A expenses as described above.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures. Since our inception through June 30, 2025, we have funded our operations, principally with the issuance of equity and debt.

As of June 30, 2025, we had cash and cash equivalents totaling $108,862, compared to $148,891 as of December 31, 2024. The increase was primarily attributable to a $400,000 shareholder loan received in February and April 2025 to support costs related to our initial public offering.

On August 27, 2025, we closed the IPO pursuant to the Underwriting Agreement. The net proceeds to the Company from the IPO, after deducting the underwriting discount, the underwriters’ fees and expenses and the Company’s estimated offering expenses were approximately $12,871,280.

We believe our existing cash and access to shareholders’ support are sufficient to fund our operations for at least the next twelve months. However, our ability to continue operating beyond this period is dependent upon the successful completion of our IPO or alternative financing transactions.

Going Concern Considerations

We have not yet achieved profitability and anticipate continued operating losses in the foreseeable future. Our financial statements include a going concern disclosure due to our recurring losses, accumulated deficit, and reliance on external funding. However, management believes that substantial doubt has been alleviated due to our strong cash position, receipt of the $400,000 shareholder loan, and IPO proceeds.

Operating Activities

Net cash used in operating activities was $(440,029) for the six months ended June 30, 2025, primarily reflecting our G&A spending during the period.

Financing Activities

Net cash provided by financing activities totaled $400,000 for the six months ended June 30, 2025, reflecting proceeds from the shareholder loan described above.

Contractual Obligations and Contingencies

On January 1, 2025, the Company assumed an office lease from Duraviva, a related party under common control, pursuant to a lease assignment agreement. The lease is classified as an operating lease and extends through August 31, 2026. In accordance with ASC 842, the Company recognized a right-of-use asset and corresponding lease liability as of the adoption date.

The lease liability was discounted using the Company’s incremental borrowing rate of 11%, resulting in a lease liability of $76,452 as of June 30, 2025.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2025.

Emerging Growth Company and Smaller Reporting Company Status

We continue to qualify as an emerging growth company (EGC) and smaller reporting company (SRC), enabling us to utilize scaled disclosures and defer adoption of certain accounting standards.

Comparison of Results of Operations for the Six Months Ended June 30, 2025 and 2024

Revenue and Cost of Sales

We did not generate any revenue during the six months ended June 30, 2025, or 2024. This is consistent with our focus on advancing the development of our botanical drug candidates and progressing toward our clinical and regulatory milestones.

We anticipate generating revenue only upon successful commercialization of our product candidates or from entering into strategic licensing agreements. However, there is no assurance as to the timing or likelihood of these events.

Operating Expenses

General and Administrative Expenses

General and administrative expenses were $195,110 for the six months ended June 30, 2025, compared to $124,401 for the same period in 2024. The increase was primarily due to ongoing costs associated with preparing for our IPO and maintaining public company readiness.

Research and Development Expenses

We did not incur material research and development expenses during the six-month periods ended June 30, 2025, or 2024, as our development activities remained in the planning phase. We expect R&D spending to increase significantly in future periods as we begin FDA-required studies and initiate clinical trial activities.

Other Income (Expense)

There was no significant other income or expense recorded for the six months ended June 30, 2025, or 2024.

Net Loss

We reported a net loss of $(197,929) for the six months ended June 30, 2025, compared to a net loss of $(124,401) for the six months ended June 30, 2024. The increase in net loss was primarily due to higher G&A expenses as described above.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures. Since our inception through June 30, 2025, we have funded our operations, principally with the issuance of equity and debt.

As of June 30, 2025, we had cash and cash equivalents totaling $108,862, compared to $148,891 as of December 31, 2024. The increase was primarily attributable to a $400,000 shareholder loan received in February and April 2025 to support costs related to our initial public offering.

On August 27, 2025, we closed the IPO pursuant to the Underwriting Agreement. The net proceeds to the Company from the IPO, after deducting the underwriting discount, the underwriters’ fees and expenses and the Company’s estimated offering expenses, were approximately $12,871,280.

We believe our existing cash and access to shareholders’ support are sufficient to fund our operations for at least the next twelve months. However, our ability to continue operating beyond this period is dependent upon successful implementation of our business plan, using the proceeds from the IPO.

Going Concern Considerations

We have not yet achieved profitability and anticipate continued operating losses in the foreseeable future. Our financial statements include a going concern disclosure due to our recurring losses, accumulated deficit, and reliance on external funding. However, management believes that substantial doubt has been alleviated due to our strong cash position, including the $400,000 shareholder loan and the net proceeds of approximately $12,871,280 from the IPO the Company closed on August 27, 2025.

Operating Activities

Net cash used in operating activities was $(440,029) for the six months ended June 30, 2025, primarily reflecting our G&A spending during the period.

Financing Activities

Net cash provided by financing activities totaled $400,000 for the six months ended June 30, 2025, reflecting proceeds from the shareholder loan described above.

Contractual Obligations and Contingencies

On January 1, 2025, the Company assumed an office lease from Duraviva, a related party under common control, pursuant to a lease assignment agreement. The lease is classified as an operating lease and extends through August 31, 2026. In accordance with ASC 842, the Company recognized a right-of-use asset and corresponding lease liability as of the adoption date.

The lease liability was discounted using the Company’s incremental borrowing rate of 11%, resulting in a lease liability of $76,452 as of June 30, 2025.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2025.

Emerging Growth Company and Smaller Reporting Company Status

We continue to qualify as an emerging growth company (EGC) and smaller reporting company (SRC), enabling us to utilize scaled disclosures and defer adoption of certain accounting standards.

Item 3. Quantitative And Qualitative Disclosures About Market Risk.

We are a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act, and are not required to provide the information required by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Principal Executive Officer and our Principal Financial Officer or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report, these disclosure controls and procedures were not effective   to provide reasonable assurance that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Our management does not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.

Changes in Internal Control over Financial Reporting

During the period covered by this Quarterly Report, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company’s property is not the subject of any pending legal proceedings.

Item 1A. Risk Factors.

We are a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act, and are not required to provide the information under this item.

Item 2. Unregistered Sales Of Equity Securities   And Use Of Proceeds

There were no sales of equity securities during the period covered by this Quarterly Report that were not registered under the Securities Act and were not previously reported in a Current Report on Form 8-K filed by the Company.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

During the three months ended June 30, 2025, none of the Company’s directors or officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any non-Rule 10b5-1 trading arrangements as defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibit Number	Description
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document
101.INS*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 9, 2025	CURANEX PHARMACEUTICALS INC

	By:	/s/ Jun Liu
	Name:	Jun Liu
	Title:	Chief Executive Officer and President
(Principal Executive Officer)

Dated: September 9, 2025	By:	/s/ Haiyan Yang
	Name:	Haiyan Yang
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

