Form 10-Q
period 2025-09-30
Curanex Pharmaceuticals Inc
filed 2025-11-17
CIK 2025942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from July 1, 2025 to September 30, 2025

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

As of November 14, 2025, the registrant had 28,340,812 shares of common stock, par value $0.0001 per share, outstanding.

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

3

CURANEX PHARMACEUTICALS INC

PART I- FINANCIAL INFORMATION

Item 1. Financial Statements.

CURANEX PHARMACEUTICALS INC

FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2025 AND DECEMBER 31, 2024

AND FOR THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2025 AND 2024

4

CURANEX PHARMACEUTICALS INC

BALANCE SHEETS

	As of September 30, 2025	As of December 31, 2024
	(unaudited)

ASSETS

Current assets
Cash	$5,830,537	$148,891
Prepaid Expenses	8,587,222	1,179
Other Current Assets	-	367,865
Total current assets	14,417,759	517,935

Right-of-Use Asset	60,398	-
TOTAL ASSETS	14,478,157	517,935

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accrued expenses	10,316	9,575
Accounts payable	114,489	5,000
Lease Liability, current	61,150	-
Total current liabilities	185,955	14,575

TOTAL LIABILITIES	185,955	14,575

Shareholders’ equity
Common stock, 475,000,000 shares authorized; $0.0001 par value; 28,340,812 shares issued and outstanding as of September 30, 2025, and 24,000,000 December 31, 2024	2,834	2,400
Preferred stock, 25,000,000 shares authorized; $0.0001 par value; 1,000,000 shares issued and outstanding as of September 30, 2025, and December 31, 2024	100	100
Common stock to be issued	-	200,000
Additional paid-in capital	16,063,705	923,309
Accumulated deficit	(1,774,437)	(622,449)

TOTAL SHAREHOLDERS’ EQUITY	14,292,202	503,360

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$14,478,157	$517,935

The accompanying notes are an integral part of these unaudited financial statements.

CURANEX PHARMACEUTICALS INC

STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024

Operating expenses:
General & administrative	273,853	93,295	466,863	217,696
Research & Development	677,474	-	679,574	-
Total operating expenses	951,327	93,295	1,146,437	217,696

Loss from operations	(951,327)	(93,295)	(1,146,437)	(217,696)

Interest Expense	(4,090)	-	(8,537)	-
Other income	1,358	2,129	2,986	2,129

Net Loss	$(954,059)	$(91,166)	$(1,151,988)	$(215,567)

Net loss per common share: Basic and Diluted	$(0.04)	$(0.04)	$(0.05)	$(0.05)
Weighted average number of common shares outstanding: Basic and Diluted	25,599,673	2,400,000	24,539,084	4,200,000

The accompanying notes are an integral part of these unaudited financial statements.

CURANEX PHARMACEUTICALS INC

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(unaudited)

	Common Stock		Preferred Stock		Common Stock	Additional
	Number of Shares	Amount	Number of Shares	Amount	to be issued	Paid in Capital	Accumulated Deficit	Total

Balance at December 31, 2023	600,000	$60	-	$-	$200,000	$120,973	$(260,943)	$60,090

Issuance of common stock	-	-	-	-	150,000	-	-	150,000
Net loss	-	-	-	-	-	-	(80,202)	(80,202)
Balance at March 31, 2024	600,000	$60	-	$-	$350,000	$120,973	$(341,145)	$129,888

Issuance of common stock	23,400,000	$2,340	-	-	$(150,000)	$777,103	-	$629,443
Issuance of preferred stock	-	-	1,000,000	$100	-	-	-	100
Net loss	-	-	-	-	-	-	(44,200)	(44,200)
Balance at June 30, 2024	24,000,000	$2,400	1,000,000	$100	$200,000	$898,076	$(385,345)	$715,231

Net loss	-	-	-	-	-	-	(91,166)	(91,166)
Balance at September 30, 2024	24,000,000	$2,400	1,000,000	$200	$200,000	$898,076	$(476,511)	$624,165

Balance at December 31, 2024	24,000,000	$2,400	1,000,000	$100	$200,000	$923,309	$(622,449)	$503,360

Net loss	-	-	-	-	-	-	(137,583)	(137,583)
Balance at March 31, 2025	24,000,000	$2,400	1,000,000	$100	$200,000	$923,309	$(760,032)	$365,777

Net loss	-	-	-	-	-	-	(60,346)	(60,346)
Balance at June 30, 2025	24,000,000	$2,400	1,000,000	$100	$200,000	$923,309	$(820,378)	$305,431

Issuance of common stock	4,340,812	$434	-	-	$(200,000)	$15,140,396	-	$14,940,831
Net loss	-	-	-	-	-	-	(954,059)	(954,059)
Balance at September 30, 2025	28,340,812	$2,834	1,000,000	$100	$-	$16,063,705	$(1,774,437)	$14,292,202

The accompanying notes are an integral part of these unaudited financial statements.

CURANEX PHARMACEUTICALS INC

STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended September 30,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$(1,151,988)	$(215,567)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of right-of-use assets	45,102	-
Changes in operating assets and liabilities:
Prepaid expenses	(8,586,042)	-
Lease liabilities	(44,350)	-
Accounts payable	109,489	5,000
Accrued expenses	741	(10,094)
Other current assets	-	(239,487)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(9,627,048)	(460,148)

CASH FLOWS FROM FINANCING ACTIVITIES:

Issuance of common stock	-	630,000
Issuance of preferred stock	-	100
Proceeds from issuance of common stock, net of underwriting costs	15,655,192	-
Payment offering costs	(346,497)	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	15,308,695	630,100

NET INCREASE (DECREASE) IN CASH	5,681,646	169,951
Cash at beginning of period	148,891	74,366

CASH AT END OF PERIOD	$5,830,537	$244,317

Supplemental schedule of cash flow information:
Non-cash investing & financing activities:
Issuance of common stock with a non-cash payment	$-	$100,000
Recognition of right-of-use asset in exchange for lease liability	105,501	-

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

The financial statements for the period ended September 30, 2025 reflect the impact of the Reincorporation Merger. In accordance with ASC 805 Business Combinations, the merger has been treated as a reorganization under common control. As such, the assets and liabilities have been transferred to the Surviving Corporation at their historical carrying amounts, and no gain or loss has been recognized in connection with the merger. The balance sheet now presents the Nevada corporation as the surviving entity, incorporating the combined assets and liabilities of the predecessor and the successor entities.

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

On August 27, 2025, the Company successfully completed its initial public offering (the “IPO”) and began trading on the Nasdaq Capital Market under the ticker symbol “CURX.”

Following the completion of our IPO, we incurred significant research and development (“R&D”) expense, totaling approximately $677,474 for the three months ended September 30, 2025. These expenditures primarily related to FDA-mandated investigational new drug (“IND”)-enabling studies supporting programs in ulcerative colitis, atopic dermatitis, rheumatoid arthritis, gouty arthritis, and diabetic foot. R&D activities during the period included good laboratory practice (“GLP”) toxicology and pharmacokinetic/bioanalytical studies, chemistry, manufacturing, and controls (“CMC”) work involving formulation, stability, and method validation, as well as fees to Contract Research Organizations (“CROs”) and Contract Development and Manufacturing Organizations (“CDMOs”). The increase in R&D expense compared to prior periods reflects the progression of multiple investigational programs through preclinical development toward IND submission and future clinical evaluation, consistent with the Company’s development strategy following the IPO.

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

In prior periods, the Company disclosed conditions that raised substantial doubt about its ability to continue as a going concern. Management has re-evaluated the Company’s liquidity and capital resources in accordance with ASC 205-40, Presentation of Financial Statements Going Concern, for the twelve-month period following the issuance of these condensed consolidated financial statements. While those conditions that initially raised substantial doubt continued to exist as of the evaluation date, management’s plans, primarily the successful completion of the Company’s initial public offering and the resulting improvement in liquidity, were determined to mitigate the substantial doubt regarding the Company’s ability to continue as a going concern. Accordingly, management concluded that no substantial doubt exists about the Company’s ability to continue as a going concern.

As of September 30, 2025, the Company had cash and cash equivalents of approximately $5.8 million and received net proceeds of approximately $13.24 million from its initial public offering completed in August 2025 and additional net proceeds of $2.07 million from the subsequent exercise of the underwriters’ over-allotment option in September 2025. These proceeds, together with the Company’s current operating plan and anticipated cash flows, provide sufficient liquidity to meet the Company’s obligations for at least the next twelve months from the issuance date of these financial statements.

Accordingly, management concluded that the factors which previously raised substantial doubt about the Company’s ability to continue as a going concern have been alleviated, and the accompanying condensed consolidated financial statements have been prepared on a going concern basis.

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

Basic and Diluted Net Loss per Common Share

The Company computes loss per share in accordance with ASC 260, Earnings per Share, which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. During the nine months ended September 30, 2025, and 2024, the Company had no potential dilutive instruments and accordingly basic loss and diluted loss per share are the same.

Initial Public Offering

On August 27, 2025, the Company completed its initial public offering (“IPO”) of 3,750,000 shares of its common stock, par value $0.0001 per share, at a public offering price of $4.00 per share. This offering generated gross proceeds of $15.0 million before underwriting discounts, commissions, and other offering expenses.

In connection with the IPO, total offering costs were approximately $2.12 million, consisting of $1.41 million in underwriting discounts and commissions and $0.71 million of other offering-related expenses (including legal, accounting, and filing fees). The Company had previously recorded these other offering costs as deferred IPO costs prior to the effectiveness of the registration statement. Upon the closing of the IPO, all deferred costs were reclassified and recorded as a reduction to additional paid-in capital (“APIC”) within stockholders’ equity.

After deducting total underwriting discounts, commissions, and offering expenses, the Company received net proceeds of approximately $13.24 million from its IPO.

Over-Allotment Option

On September 12, 2025, the underwriters exercised their option to purchase an additional 562,500 shares of the Company’s common stock at the same public offering price of $4.00 per share, resulting in gross proceeds of $2.25 million. The Company incurred $0.18 million in underwriting discounts and commissions related to the option exercise. After deducting these offering costs, the Company received net proceeds of $2.07 million.

All costs directly attributable to the over-allotment exercise were likewise recorded as a reduction of APIC within stockholders’ equity, consistent with the accounting for the initial closing.

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

Research and Development Costs

The Company accounts for research and development (“R&D”) costs in accordance with ASC 730, Research and Development. R&D costs are expensed as incurred unless they represent nonrefundable advance payments for goods or services to be received in the future. Nonrefundable advance payments to third parties—such as Contract Research Organizations (“CROs”), Contract Development and Manufacturing Organizations (“CDMOs”), clinical sites, and other service providers—are recorded as prepaid expenses and recognized in R&D expense as the related services are performed, generally over the contractual period of performance.

R&D expense primarily includes employee-related costs (salaries, benefits, and stock-based compensation) for personnel engaged in R&D; fees to CROs, CDMOs, consultants, and other third parties; clinical trial and preclinical study costs; and costs to manufacture and test preclinical and clinical materials. The Company records accruals for services performed but not yet invoiced based on estimates of work completed, patient enrollment/visits, manufacturing progress, and data from vendors. Up-front set-up or activation fees under executory service arrangements are deferred and recognized over the expected period of performance. Materials, equipment, and licenses with no alternative future use are expensed when incurred; items with alternative future use are capitalized and recognized in accordance with the applicable guidance. Prepaid R&D balances are evaluated for recoverability and adjusted for changes in project scope, timing, or cancellations.

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

Recent Accounting Pronouncements

The Company qualifies as an emerging growth company (“EGC”) under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As an EGC, the Company is permitted to delay adoption of new or revised accounting standards issued after the enactment of the JOBS Act until such standards apply to private companies. The Company has elected to take advantage of this extended transition period.

The Company also qualifies as a smaller reporting company (“SRC”) under the rules of the U.S. Securities and Exchange Commission (“SEC”). As an SRC, the Company is eligible to provide scaled disclosures in its SEC filings, including reduced financial statement and executive compensation disclosures. The Company has elected to adopt these scaled disclosure accommodations.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The guidance removes certain exceptions and simplifies various aspects of the accounting for income taxes. The Company adopted this ASU, and the adoption did not have a material impact on the condensed consolidated financial statements.

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This ASU requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities using the revenue recognition guidance in ASC 606. The Company adopted this standard effective January 1, 2025, and the adoption did not have a material impact on the Company’s financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement — Reporting of Disaggregated Expenses (Topic 205). This ASU requires entities to provide additional disclosures that disaggregate certain functional expense captions in the income statement (e.g., cost of sales, research and development, and selling, general, and administrative expenses) into natural expense categories such as employee compensation, depreciation, and inventory costs. The guidance is intended to improve transparency into an entity’s cost structure. The amendments are effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of this standard on its financial statements’ disclosures.

Other than the standards described above, no newly issued accounting pronouncements are expected to have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

2. Accrued Expenses

A summary of accrued expenses is as follows:

	As of September 30, 2025	As of December 31, 2024

Accounting fees	$550	$9,550
Payroll expenses	9,741	-
Tax fees	25	25
Total Accrued Expenses	$10,316	$9,575

3. Prepaid expenses

A summary of prepaid expenses is as follows:

	As of September 30, 2025	As of December 31, 2024
Insurance	$110,183	$-
R&D	8,472,593	-
Other	4,445	1,179
Total Prepaid Expenses	$8,587,222	$1,179

4. Other Current Assets

Our other current assets primarily consisted of deferred offering costs incurred in connection with our initial public offering. These costs, which included legal, accounting, and filing fees directly attributable to the IPO, were recorded as an asset on the balance sheet prior to the completion of the offering. Upon the successful closing of the IPO in August 2025, the deferred offering costs were reclassified and recorded as a reduction to additional paid-in capital within stockholders’ equity.

A summary of other current assets is as follows:

	As of September 30, 2025	As of December 31, 2024
Deferred IPO Expenses:
Legal fees	$-	$200,025
Underwriting fees	-	110,000
Other IPO related expenses	-	57,840
Other Current Asset	$-	$367,865

5. Lease

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

The following summarizes information about the Company’s lease as of September 30, 2025 and December 31, 2024.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024

Amount recognized in the income statements

Operating lease expense	$17,404	$-	$52,211	$-

	As of September 30, 2025	As of December 31, 2024

Amount recognized in the balance sheets

Right-of-use assets	$60,398	$-
Operating lease liabilities	61,150	-

Amount recognized in the income statements

Operating lease expense	$52,211	$-

Cash paid for amounts included in the measurement of lease liabilities

Operating lease expense	$51,459	$-

Lease commitment

2025	$17,608	$-
2026	46,958	-
Total future minimum lease payments	64,564	-
less imputed interest	(3,414)	-
Present value of lease liabilities	$61,150	$-

Supplement information

Discount rate	11%	n.a.

Remaining lease term	11 months	n.a.

6. Income Taxes

Due to the Company’s net losses and the valuation allowance provided on the related deferred tax assets, there were no provisions for income taxes for the three and nine months ended September 30, 2025, and 2024.

The difference between the income tax expense of zero shown in the statements of operations and pre-tax book net loss times the federal statutory rate of 21% for the nine months ended September 30, 2025, and 2024, are summarized as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Pre-tax book loss	$(200,352)	$(19,145)	$(241,918)	$(45,269)
Permanent differences:
Impairment loss	-	-	-	-
Change in valuation allowance	200,352	19,145	241,918	45,269
Total tax expense	$-	$-	$-	$-

Deferred income tax assets as of September 30, 2025 and December 31, 2024, are as follows:

	As of September 30, 2025	As of December 31, 2024

Net operating losses carry forwards	241,918	$130,087
Others	-	-
Total deferred tax assets	241,918	130,087
Less valuation allowance	(241,918)	(130,087)
Total deferred tax assets	$-	$-

In assessing the realization of deferred tax assets, management evaluates whether it is more likely than not that some or all of these assets will not be realized. The ultimate realization of deferred tax assets depends on generating future taxable income during the periods when these temporary differences become deductible.

Based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets will not be realizable. Accordingly, the Company has applied a full valuation allowance against its net deferred tax assets as of September 30, 2025 and December 31, 2024. The net change in the total valuation allowance between September 30, 2025 and December 31, 2024, was an increase of $111,831.

The Company is subject to U.S. federal and state income tax examinations by the Internal Revenue Service (IRS) and relevant state tax authorities. The Company is incorporated in the state of Nevada, which does not impose a corporate income tax.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of September 30, 2025 and December 31, 2024, the Company did not have any significant uncertain tax positions or unrecognized tax benefits. Additionally, as of September 30, 2025 and December 31, 2024, the Company has federal net operating loss carry forwards of $1,774,437 and $622,449, respectively, for tax purposes.

7. Related Party Transactions

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

In September 2025, following the completion of the Company’s IPO, the shareholder loans were fully repaid, including all accrued interest. Total interest paid upon settlement amounted to $8,537.32. As a result of the repayment, there were no outstanding related-party loan balances as of September 30, 2025.

8. Shareholders’ Equity

Common Stock

The Company is authorized to issue 475,000,000 shares of common stock, par value $0.0001 per share. Each share entitles the holder to one vote on matters submitted to stockholders and to receive dividends as and if declared by the Board of Directors.

As of December 31, 2024, the Company had 24,000,000 shares of common stock issued and outstanding (giving retroactive effect to the reverse stock split described below).

During the quarter ended September 30, 2025, the Company completed the following equity issuances in connection with its initial public offering and related activities:

●	3,750,000 shares of common stock issued upon the closing of the IPO on August 27, 2025.

●	562,500 additional shares of common stock issued on September 12, 2025 upon the underwriters’ exercise of their over-allotment option.

●	28,312 shares of common stock issued on September 23, 2025 to satisfy a previously recorded “common stock to be issued” balance (see “Subscriptions Received – Shares to be Issued” below).

Following these issuances, the Company had 28,340,812 shares of its common stock issued and outstanding as of September 30, 2025, including an aggregate of 4,340,812 shares of common stock issued during the quarter ended September 30, 2025.

Reverse Stock Split

Effective November 19, 2024, the Board of Directors approved a three-for-five reverse stock split of the Company’s issued and outstanding common stock. The par value of $0.0001 per share was not affected. All share and per-share amounts for all periods presented have been retroactively adjusted to reflect the reverse stock split.

Subscriptions Received – Shares to be Issued

In 2019, the Company received $200,000 in cash from an existing investor for a subscription to common stock representing 0.1% of the Company’s then-anticipated total issued and outstanding shares upon completion of the IPO. This amount was recorded as “common stock to be issued” within stockholders’ equity and remained outstanding as of December 31,2024.

Following the successful completion of the IPO, the Company issued 28,312 shares of common stock during the quarter ended September 30, 2025 to settle this subscription in full. As of September 30, 2025, there were no remaining shares or amounts recorded as “common stock to be issued.”

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

No shares of preferred stock were issued during the three and nine months ended September 30, 2025

9. Subsequent Events

The Company has evaluated subsequent events through the date when the financial statements were issued and determined that no subsequent events requiring adjustment to or disclosure in the financial statements were identified.

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

Reverse Stock Split

On November 19, 2024, our Board and our stockholders approved an amendment to our amended and restated articles of incorporation (the “Amendment”) to effect a reverse stock split of the outstanding shares of the common stock, at a ratio of three-for-five (3-for-5) (the “Reverse Stock Split”). The Amendment became effective on the same date, upon filing of the Amendment with the Secretary of State of the State of Nevada. As a result of the Reverse Stock Split, every five (5) shares of our issued and outstanding common stock, automatically and without any action of the Company or any holder thereof, were combined into three (3) validly issued and non-assessable shares of common stock, resulting in 24,000,000 post Reverse Stock Split shares of common stock. No fractional shares were issued to any stockholder of the Company, and in lieu of issuing any such fractional shares, any fractional shares resulting from the Reverse Stock Split were rounded up to the nearest whole share of common stock. The shares of common stock as adjusted to the Reverse Stock Split will remain fully paid and non-assessable. The Reverse Stock Split did not affect the number of authorized shares of common stock or the par value of the common stock nor changed the authorized shares of preferred stock or the relative voting power of holders of the outstanding common stock.

Recent Developments

Initial Public Offering

On August 27, 2025, the Company closed its initial public offering (the “IPO”) of 3,750,000 shares (the “Shares”) of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), at a public offering price of $4.00 per share, for gross proceeds of $15,000,000. The Shares were offered by the Company pursuant the Registration Statement. The net proceeds to the Company from the IPO, after deducting the underwriting discount, the underwriters’ fees and expenses and the Company’s offering expenses, were approximately $13,238,695.

Under the terms of an underwriting agreement dated August 25, 2025 (the “Underwriting Agreement”), with Dominari Securities, LLC, as representative of the underwriters named on Schedule I therein (the “Underwriters”), the Company granted the Underwriters an option to purchase up to 562,500 additional shares (the “Option Shares”) at the initial public offering price of $4.00 per share, pursuant to the over-allotment option described in the Underwriting Agreement. On September 12, 2025, Underwriters exercised their option in full and purchased all of the Option Shares from the Company, resulting in additional gross proceeds of $2,250,000 and net proceeds of $2,070,000 to the Company.

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

Promissory Notes to Dian Ying Jing and Repayment of these Promissory Notes

On February 4, 2025, the Company received a loan in the amount of $200,000 from Dian Ying Jing, one of our founders, Secretary and the wife of our Chief Executive Officer, Jun Liu. To evidence this loan, on February 4, 2025, the Company issued Ms. Jing a promissory note in the principal amount of $200,000 (the “First Note”), with an interest rate of four and thirty-four percent (4.34%) per annum, to be paid on maturity date of February 4, 2026, provided that the Company may prepay any amounts due under the First Note without penalty or premium. On May 30, 2025, the Company and Ms. Jing entered into Amendment No. 1 to the Note, pursuant to which the maturity date of the Note was extended to February 4, 2027.

On May 21, 2025, Ms. Jing loaned an additional $200,000 to the Company. To evidence this new loan, on May 23, 2025, the Company issued Ms. Jing a new promissory note in the principal amount of $200,000 (the “Second Note”), with an interest rate of four and thirty-four percent (4.34%) per annum, to be paid on maturity date of May 23, 2027, provided that the Company may prepay any amounts due under the Second Note without penalty or premium.

On September 23, 2025, the Company prepaid the total principal amount and accrued interest on the First Note, and on September 24, 2025, the Company prepaid the total principal amount and accrued interest on the Second Note. The total amount repaid by the Company for these promissory notes was $408,537.32, which includes $400,000 in principal amount and $8,537.32 in total accrued interest, including (i) $5,540.93 accrued interest on the First Note from February 4, 2025 until September 23, 2025, and (ii) $2,996.38 accrued interest on the Second Note from May 23, 2025 until September 24, 2025.

During the three months ended September 30, 2025 and 2024, total interest incurred under these promissory notes was $4,090.31and zero. During the nine months ended September 30, 2025 and 2024, total interest incurred was $8,537.32 and zero.

Nasdaq Non-Compliance

On November 5, 2025, we received a letter from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that the closing bid price for our Common Stock for the previous 30 consecutive business days was below $1.00 per share, which is the minimum closing bid price (the “Minimum Bid Price”) required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Notice”). This Notice has no immediate effect on the listing of our Common Stock which will continue to trade on The Nasdaq Capital Market under the symbol “CURX”, subject to the Company’s compliance with the other Nasdaq listing requirements.

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company was provided a compliance period of 180 calendar days from the date of the Notice, or until May 4, 2026 (the “Compliance Period”), to regain compliance with the Minimum Bid Price requirement. If at any time during the Compliance Period, the closing bid price of the Company’s Common Stock is at least $1.00 per share for a minimum of ten consecutive business days (unless the Nasdaq staff exercises its discretion to extend this ten business day period pursuant to Nasdaq Listing Rule 5810(c)(3)(H)), Nasdaq will provide the Company written confirmation of compliance with the Minimum Bid Price, and the matter will be closed.

If the Company does not regain compliance during the Compliance Period, the Company may be eligible for an additional 180-calendar day period to regain compliance with the Minimum Bid Price, provided that it meets the applicable market value of publicly held shares requirement for continued listing and all other applicable standards for initial listing on The Nasdaq Capital Market (except the Minimum Bid Price requirement), and notifies Nasdaq of its intent to cure the deficiency by effecting a reverse stock split of its Common Stock, if necessary. If Nasdaq determines that the Company is not eligible for an additional 180 calendar days compliance period or the Company will not be able to cure the deficiency with the Minimum Bid Price requirement within the allotted compliance period, the Company’s stock will be subject to delisting.

Results of Operations

Comparison of Results of Operations for the Three Months Ended September 30, 2025 and 2024

Revenue and Cost of Sales

We did not generate any revenue during the three months ended September 30, 2025, or 2024. This is consistent with our focus on advancing the development of our botanical drug candidates and progressing toward our clinical and regulatory milestones.

We anticipate generating revenue only upon successful commercialization of our product candidates or from entering into strategic licensing agreements. However, there is no assurance as to the timing or likelihood of these events.

Operating Expenses

General and Administrative Expenses

General and administrative expenses were $273,853 for the three months ended September 30, 2025, compared to $93,295, for the same period in 2024. The increase was primarily due to ongoing costs associated with preparing for and closing our IPO and maintaining public company readiness.

Research and Development Expenses

Following our initial public offering, we continued to invest in research and development (“R&D”) activities primarily related to FDA-mandated investigational new drug (“IND”) studies targeting ulcerative colitis, atopic dermatitis, rheumatoid arthritis, gouty arthritis, and diabetic foot. For the three months ended September 30, 2025, R&D expenses totaled $677,474, reflecting the portion of costs recognized under our updated accounting policy to expense R&D costs over the related contract performance periods. As of September 30, 2025, the Company recorded $8.5 million in prepaid R&D, representing advance payments to Contract Research Organizations (“CROs”) and Contract Development and Manufacturing Organizations (“CDMOs”) for services to be rendered under ongoing IND studies. We expect R&D spending to remain significant as these studies progress but to moderate in future periods until FDA approvals are obtained and clinical trial activities commence.

Other Income (Expense)

For the three months ended September 30, 2025, net other expense was $2,732, consisting of $2,129 of other income, primarily interest income earned on cash and cash equivalents, offset by $4,090 of interest expense related to a shareholder loan. In the comparable 2024 period, the Company recorded no material other income or interest expense.

Net Gain or Loss

The Company recorded a net loss of $954,059 for the three months ended September 30, 2025, compared to $91,166 for the three months ended September 30, 2024. The increase in net loss was primarily attributable to (i) the initiation of “R&D” activities totaling $677,474 related to FDA-mandated IND studies and (ii) non-recurring IPO-related and public company readiness costs included in “G&A” expenses ($273,853 in 2025 versus $44,200 in 2024).

Comparison of Results of Operations for the Nine Months Ended September 30, 2025 and 2024

Revenue and Cost of Sales

We did not generate any revenue during the nine months ended September 30, 2025, or 2024. This is consistent with our focus on advancing the development of our botanical drug candidates and progressing toward our clinical and regulatory milestones.

We anticipate generating revenue only upon successful commercialization of our product candidates or from entering into strategic licensing agreements. However, there is no assurance as to the timing or likelihood of these events.

Operating Expenses

General and Administrative Expenses

General and administrative expenses were $466,863 for the nine months ended September 30, 2025, compared to $217,696 for the same period in 2024. The increase was primarily due to ongoing costs associated with preparing for our IPO and maintaining public company readiness.

Research and Development Expenses

Following our initial public offering, we continued to invest in research and development (“R&D”) activities primarily related to FDA-mandated investigational new drug (“IND”) studies targeting ulcerative colitis, atopic dermatitis, rheumatoid arthritis, gouty arthritis, and diabetic foot. For the nine months ended September 30, 2025, R&D expenses totaled $679,574, reflecting the portion of costs recognized under our updated accounting policy to expense R&D costs over the related contract performance periods. As of September 30, 2025, the Company recorded $8.5 million in prepaid R&D, representing advance payments to Contract Research Organizations (“CROs”) and Contract Development and Manufacturing Organizations (“CDMOs”) for services to be rendered under ongoing IND studies. We expect R&D spending to remain significant as these studies progress but to moderate in future periods until FDA approvals are obtained and clinical trial activities commence.

Other Income (Expense)

For the nine months ended September 30, 2025, net other expense was $5,551, reflecting $2,986 of other income (primarily interest income on IPO-related cash balances) and $8,537 of interest expense associated with the shareholder loan, compared to net other income of $2,129 for the nine months ended September 30, 2024. The change from the prior-year period was primarily due to the recognition of interest expense on the shareholder loan in 2025, partially offset by higher interest income resulting from increased cash balances following the Company’s IPO.

Net Gain or Loss

For the nine months ended September 30, 2025, net loss was $1,151,988, compared to $215,567 for the nine months ended September 30, 2024. The year-over-year increase was primarily driven by (i) R&D expenses of $679,574 associated with IND-enabling studies initiated in 2025 and (ii) higher G&A expenses of $466,863, reflecting IPO-related professional fees and recurring costs associated with operating as a public company. These increases were partially offset by interest income on IPO proceeds and higher average cash balances during the period.

Cash Flows from Financing Activities

Net cash provided by financing activities totaled $15,308,695 for the nine months ended September 30, 2025, reflecting proceeds from the IPO and Option Shares closings described above.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures. Since our inception through September 30, 2025, we have funded our operations, principally with the issuance of equity and debt.

On August 27, 2025, we closed the IPO pursuant to the Underwriting Agreement. The net proceeds to the Company from the IPO, after deducting the underwriting discount, the underwriters’ fees and expenses and the Company’s estimated offering expenses were approximately $13,238,695. In addition, on September 12, 2025, we had a closing of the Option Shares, resulting in the net proceeds of approximately $2,070,000.

As of September 30, 2025, we had cash and cash equivalents totaling $5,830,537, compared to $148,891 as of December 31, 2024. The increase was primarily attributable to the total net proceeds of $15,308,695 received from the closings of the IPO and the Option Shares, less the total amount of $408,537.32 as the repayment of the two promissory notes to the shareholder, R&D costs of $9,149,990, and other G&A costs.

We believe our existing cash and access to shareholders’ support are sufficient to fund our operations for at least the next twelve months. However, our ability to continue operating beyond this period is dependent upon the successful implementation of our business plan, including conducting FDA-required good laboratory practice (“GLP”) toxicology and pharmacokinetic studies for Phyto-N in ulcerative colitis, and preparation and submission of an Investigational New Drug application.

Going Concern Considerations

We have not yet achieved profitability and anticipate continued operating losses in the foreseeable future. Our financial statements include a going concern disclosure due to our recurring losses, accumulated deficit, and reliance on external funding. However, management believes that substantial doubt has been alleviated due to our strong cash position, receipt of the IPO proceeds.

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

The lease liability was discounted using the Company’s incremental borrowing rate of 11%, resulting in a lease liability of $61,150 as of September 30, 2025.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2025.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

During the three months ended September 30, 2025, none of the Company’s directors or officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any non-Rule 10b5-1 trading arrangements as defined in Item 408(a) of Regulation S-K.

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

Date: November 14, 2025	CURANEX PHARMACEUTICALS INC

	By:	/s/ Jun Liu
	Name:	Jun Liu
	Title:	Chief Executive Officer and President
(Principal Executive Officer)

Dated: November 14, 2025	By:	/s/ Haiyan Yang
	Name:	Haiyan Yang
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

