Form 10-K
period 2025-12-31
Curanex Pharmaceuticals Inc
filed 2026-03-30
CIK 2025942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ____________________

Commission file number 001-42815

CURANEX PHARMACEUTICALS INC

(Exact name of registrant as specified in its charter)

Nevada	83-0741390
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2 Jericho Plaza, Suite 101B Jericho, NY	11753
(Address of principal executive offices)	(Zip Code)

(718) 673-6078

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.0001 par value	CURX	The NASDAQ Capital Market LLC

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of June 30, 2025 was N/A.

As of March 30, 2026, there were 28,364,812 shares of common stock issued and outstanding.

CURANEX PHARMACEUTICALS INC

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2025

i

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K (the “Annual Report”) includes a number of forward-looking statements that reflect management’s current views with respect to future events and financial performance. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. Forward-looking statements contained in the Annual Report include, but are not limited to, statements about:

●	our future financial performance, including our revenue, costs of revenue, operating expenses and profitability;

●	the sufficiency of our cash and cash equivalents to meet our liquidity needs;

●	the availability of financing for smaller publicly traded companies like us; and

●	our ability to effectively manage our growth and future expenses.

Any such forward-looking statements are not guarantees of future performance and are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in or contemplated by such forward-looking statements. Factors that might cause such a difference include, but are not limited to, the risks and uncertainties described in this Annual Report, including those risks described in Part I, Item 1A, “Risk Factors,” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as others that we may consider immaterial or do not anticipate at this time. The risks and uncertainties described in this Annual Report, including in Part I, Item 1A, “Risk Factors,” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are not exclusive and further information concerning our company and our businesses, including factors that potentially could materially affect our operating results or financial condition, may emerge from time to time. All forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. These statements, like all statements in this Annual Report, speak only as of their date, and we undertake no obligation to update or revise these statements considering future developments. We caution investors that our business and financial performance are subject to substantial risks and uncertainties, and you should carefully consider the factors set forth in other reports or documents that we file from time to time with the Securities and Exchange Commission (the “SEC”).

This Annual Report also contains estimates, projections and other information concerning our industry, our business, which were obtained from internal company surveys, market research, consultant surveys, publicly available information, reports of governmental agencies and industry publications and surveys. Industry surveys, publications, consultant surveys and forecasts generally state that the information contained therein has been obtained from sources believed to be reliable, but the accuracy and completeness of such information is not guaranteed. To our knowledge, certain third-party industry data that includes projections for future periods does not take into account the effects of the worldwide coronavirus pandemic. Accordingly, those third-party projections may be overstated and should not be given undue weight. Forecasts are particularly likely to be inaccurate, especially over long periods of time. In addition, we do not necessarily know what assumptions regarding general economic growth were used in preparing the forecasts we cite. Statements as to our market position are based on the most currently available data. While we are not aware of any misstatements regarding the industry data presented in this Annual Report, our estimates involve risks and uncertainties and are subject to change based on various factors. As a result of these factors, we cannot assure you that the forward-looking statements in this Annual Report will prove to be accurate. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

As used in this Annual Report and unless otherwise indicated, the terms “Curanex,” “we,” “us,” “our,” or “Company” refer to Curanex Pharmaceuticals Inc, a Nevada corporation.

The number of shares and the price per share of the Company’s common stock, par value of $0.0001 per share (the “Common Stock”) in this Annual Report reflect the 3-for-5 reverse stock split of the Company’s outstanding Common Stock, effective November 19, 2024.

ii

PART I

ITEM 1. Description of Business

Overview

Curanex is a developmental stage pharmaceutical company dedicated to discovering, developing and commercializing innovative botanical drugs to treat patients suffering from inflammatory diseases. Our mission is to address significant unmet medical needs and improve patients’ lives by harnessing the power of natural substances. We are dedicated to discovering, developing and commercializing botanical medicines for treating patients with immune and inflammatory diseases and to develop therapies that may offer potential benefits to patients with unmet clinical needs in various fields, such as autoimmune diseases, metabolic diseases and viral infections.

Our current drug development pipeline encompasses six core indications: ulcerative colitis, atopic dermatitis, COVID-19, diabetes, nonalcoholic fatty liver disease (“NAFLD”), and gout. If successfully developed and approved, Phyto-N may improve the lives of many patients worldwide. However, our research to date has been limited to preclinical studies for each of these indications.

Our lead drug candidate, Phyto-N, is a proprietary botanical extract with chemical components and pharmacological activities that harnesses potential anti-inflammatory properties of a medicinal plant with a long history of human use. Phyto-N has a long history of use in Chinese traditional medicine, which focuses on an alternative herbal medical practice, and has shown positive results in animal models of multiple inflammatory diseases. We aim to prioritize the development of Phyto-N and its active compounds, to conduct further preclinical and clinical studies to evaluate its therapeutic potential and safety profile, and if warranted, to seek the necessary regulatory approval in order to commercialize Phyto-N.

We are planning to submit an Investigational New Drug application (“IND”) for the treatment of ulcerative colitis in the fourth quarter of 2026. If allowed to proceed by the U.S. Food and Drug Administration (“FDA”), a Phase I trial will be initiated 30 days post-IND submission. If the Phase I trial is completed with positive results, we intend to proceed with a Phase II trial for ulcerative colitis as our lead indication. Contingent upon the success of our ulcerative colitis trials, available funding, and other strategic considerations, Curanex may subsequently initiate additional Phase II trials in other high-value indications such as atopic dermatitis, coronavirus (COVID-19), gout, diabetes, and NAFLD, or may seek to license out these indications to third parties at the Phase II stage. This multiple indication strategy represents our long-term vision to explore and maximize the value of Phyto-N and build a robust pipeline of botanical drug candidates targeting inflammatory diseases. The successful completion of these clinical trials could position Phyto-N as a potential botanical drug candidate for multiple inflammatory indications, addressing specific unmet medical needs. If approved, Phyto-N could provide patients with new treatment options for various inflammatory conditions.

As we progress towards clinical development, we will continue to invest in translational research to further elucidate the mechanisms of action, biomarkers, and patient stratification strategies for Phyto-N. These efforts will support our precision medicine approach and help us optimize the design and execution of our clinical trials to improve the chances of success. However, the process for conducting clinical trials is uncertain and there is no assurance that our clinical development activities will meet our planned timelines. There is also no assurance that we will be successful in obtaining FDA regulatory approval, in obtaining sufficient funds to pursue our growth strategy, and in commercialization of our lead or other product candidates. As a part of this development strategy, Curanex will continue to advance its botanical drug development program in a stepwise, data-driven manner consistent with regulatory expectations. The Company expects to provide additional operational updates as material milestones are achieved and in accordance with applicable disclosure requirements.

Curanex was originally incorporated as a New York corporation on June 1, 2018 under the name “Durand Damiel Health Inc,” focusing on research and development (R&D) of health products and botanical medicines. On October 24, 2023, the Company changed its name to “Fordman Pharma Inc.,” and on November 9, 2023, the Company changed its name to Curanex Pharmaceuticals Inc and changed its focus on discovering, developing and commercializing innovative botanical drugs for major unmet needs to treat patients suffering from inflammatory diseases. On June 10, 2024, the Company completed its reincorporation to the State of Nevada by a merger with a Nevada subsidiary, and as the surviving corporation, continuing its operations as a Nevada corporation. The Company does not have any subsidiaries. On June 17, 2024, we entered into the Asset Purchase Agreement with Duraviva Pharma Inc (“Duraviva”), a New York corporation, pursuant to which, on the same date, we acquired from Duraviva four (4) provisional patent applications and its 8 research and development animal studies and reports and the rights to use the studies for further R&D, clinical and commercial purposes, constituting all or substantially all of the assets of Duraviva.

The Company does not have any subsidiaries.

Recent Developments

Initial Public Offering

On August 27, 2025, the Company completed its initial public offering (the “IPO”) and its shares of common stock are quoted on The Nasdaq Capital Market under the symbol “CURX.” On September 12, 2025, we completed the additional closing related to the IPO, in which the underwriters in the IPO fully exercised their over-allotment option pursuant to the underwriting agreement dated August 25, 2025 with Dominari Securities, LLC, as representative of the underwriters.

GMP Pilot-Scale Manufacturing Milestone

In February 2026, Curanex successfully completed a pilot-scale batch of Phyto-N manufactured under Good Manufacturing Practice (GMP) standards. This GMP-compliant material is intended to support Good Laboratory Practice (GLP)-compliant toxicology, pharmacokinetic, and other IND-enabling nonclinical studies. Completion of the GMP pilot-scale batch represents an important step in strengthening the Company’s manufacturing foundation as it advances toward IND submission.

Key Chemistry, Manufacturing and Controls (CMC) activities completed to date include:

●	Development of quality control methods for botanical raw materials and extracted drug substance;
●	Laboratory-scale process optimization, including extraction, concentration, and drying; and
●	Scale-up and production of GMP-compliant pilot material.

With GMP pilot-scale material now available, the Company is actively working on initiating formal GLP toxicology and pharmacokinetic studies as part of its IND preparation.

Preclinical Nonclinical Studies

The Company has conducted a series of nonclinical studies to evaluate the safety and pharmacological profile of Phyto-N, progressing from exploratory laboratory-scale work to formal dose-range finding studies in preparation for the GLP toxicology program required for IND submission.

Exploratory Nonclinical Studies

Initial exploratory nonclinical studies were conducted using laboratory-scale material to assess the preliminary safety and metabolic profile of Phyto-N:

●	Acute Toxicity: Non-GLP acute toxicity studies conducted in rats and dogs did not identify any treatment-related adverse toxicological findings.
●	Metabolism: Hepatic microsomal metabolism studies demonstrated minimal interspecies variability, supporting the scientific rationale for continued nonclinical development.

These exploratory results, combined with Phyto-N’s established human use history of over 30 years in China, provided a sound scientific foundation for advancing to formal dose-range finding and GLP toxicology studies.

Dose-Range Finding Toxicology Study

In March 2026, the Company announced the successful completion of a dose-range finding toxicology study of Phyto-N, conducted in Sprague-Dawley rats and dogs. The study evaluated repeat-dose oral tolerability over 28 days at multiple dose levels and was designed to inform dose selection and study design for the Company’s subsequent GLP-compliant toxicology studies. The highest dose tested represented approximately six times the proposed clinical oral dose in dogs and approximately four times in rats.

All animals underwent comprehensive safety assessments throughout the study period, including hematology, coagulation parameters, serum biochemistry, and gross and histopathological examination of major organs. No treatment-related adverse findings of toxicological significance were observed at any dose level in either species.

The maximum feasible dose identified in this study will serve as the high-dose anchor for the design of the pivotal GLP toxicology studies that will form a core component of the Company’s IND submission. These results keep the program on schedule toward the Company’s target IND filing in the fourth quarter of 2026.

IND Submission Target and Clinical Development Plans

Since completing its IPO in August 2025, Curanex has steadily advanced its lead program in alignment with U.S. FDA regulatory requirements, focusing on preclinical development and CMC readiness. The Company continues to target submission of its first IND application for ulcerative colitis in the fourth quarter of 2026. Subject to the completion of required studies and regulatory clearance, Phase 1 clinical development is planned to initiate in Australia in the fourth quarter of 2026.

The Company expects to provide additional operational updates as material milestones are achieved and in accordance with applicable disclosure requirements.

Opportunities and Challenges in the Pharmaceutical Industry for Botanical Drugs

Market Overview

The global market for inflammatory disease treatments is rapidly growing, driven by increasing prevalence, unmet medical needs, and the limitations of current therapies. The botanical and plant-derived drugs market includes pharmaceuticals, nutraceuticals, and herbal remedies derived from botanical sources, plants, and natural compounds for therapeutic purposes. These drugs may include herbal extracts, phytochemicals, traditional medicines, and plant-based supplements used in managing various health conditions and promoting wellness. With over 100 types of inflammatory diseases affecting various organ systems and requiring long-term or lifelong treatment, there is a significant demand for innovative solutions that can provide efficacy, safety, and better quality of life for patients. Traditional anti-inflammatory drugs, primarily chemical compounds, often have limited efficacy and severe side effects. In contrast, botanical drugs with their multi-target mechanisms may represent a promising new frontier in the treatment of inflammatory diseases, with enormous market potential.

According to the “In-depth Market Research Report on the Global Phytomedicine Industry 2022-2026” released by the New Vision Industry Research Center, the market for phytomedicine and its active ingredients has been expanding rapidly, reaching approximately 34 billion USD, as consumer preferences shift towards natural and holistic health solutions. In summary, the botanical and plant-derived drugs market offers substantial growth potential, driven by consumer preferences for natural therapies and increasing research efforts.

Market Opportunities for Phyto-N

Phyto-N, our lead product candidate, is a medicinal botanical plant with distinct chemical components and potentially a wide spectrum of therapeutic effects. We believe that Phyto-N has a potential ability to target multiple disease pathways and regulate various pathological processes, and if these efforts are successful and lead to regulatory approval of Phyto-N determined by clinical trials, will make it a “pipeline in a product” that will address unmet needs in complex and hard-to-treat conditions. Our preclinical research on Phyto-N has shown early positive results, as it indicated its potential anti-inflammatory, immunomodulatory, and tissue-protective properties, which have been observed through animal studies and which may have the potential to be used to treat autoimmune diseases, metabolic disorders, and viral infections, where current treatment options may fall short in terms of efficacy, safety, and durability of response.

Phyto-N has been used as an herbal medicine by traditional Chinese medicine practitioners to treat patients over the last 30 years in China and has been shown promising results in managing symptoms of certain inflammatory diseases, such as ulcerative colitis, with some patients experiencing extended periods of symptom relief. These promising results of Phyto-N, as demonstrated in animal disease models and its use in traditional Chinese medicine, have motivated us to undertake rigorous scientific research and clinical development to further evaluate its therapeutic potential. We are currently preparing for an IND application and planning clinical trials for Phyto-N. If these efforts are successful and lead to regulatory approval, we believe that Phyto-N will address diverse medical needs. However, Phyto-N has not received regulatory approval as a drug in any jurisdiction, including China, and drug development is a complex, lengthy, and uncertain process, and there can be no assurance of clinical or commercial success.

We acquired from Duraviva its research and development animal study reports, including preliminary safety study reports.

Duraviva previously evaluated Phyto-N’s therapeutic potential in animal models of six inflammatory diseases: ulcerative colitis, atopic dermatitis, gout, diabetes, NAFLD, and COVID-19 at multiple institutes, including Rutgers University, which reports the Company acquired from Duraviva pursuant to the Asset Purchase Agreement. The preliminary safety studies, including single-dose and repeated-dose toxicity tests, have shown that Phyto-N does not exhibit any toxicity or side effects in experimental animals at the doses tested.

In addition to our focus on developing Phyto-N as a botanical drug, we are actively identifying and isolating the active chemical compounds responsible for its therapeutic effects. Our research is ongoing, and we anticipate that we will conclude our research prior to the filing of our IND application.

We believe that Phyto-N’s key competitive advantages include:

1. History of use in Chinese Traditional Medicine: Phyto-N’s history of human use in Chinese traditional medicine may provide an encouraging insight for multiple inflammatory diseases that may inform our clinical development process, though further rigorous studies are needed.

2. Potential multi-target mechanism of action: Phyto-N may modulate multiple inflammatory pathways simultaneously, potentially providing a more comprehensive treatment effect compared to single-target agents, with the potential to address complex disease pathologies and overcome treatment resistance.

3. Broad therapeutic potential: Phyto-N has shown effects in animal models across several inflammatory diseases, highlighting its versatility and potential to treat multiple indications with a single drug.

4. Potential for tolerability: Phyto-N’s botanical origin and potential multi-target mechanism may contribute to a favorable tolerability profile, and comprehensive clinical trials are needed to establish Phyto-N’s safety profile as a pharmaceutical product.

Development path of Phyto-N as a botanical drug.

The development of Phyto-N as a botanical drug presents both opportunities and challenges. To our knowledge, currently, only four (4) botanical drugs have received FDA approval: Veregen® (sinecatechins), a green tea extract approved for the treatment of external genital and perianal warts; Mytesi® (crofelemer), derived from the Croton lechleri tree, approved for managing diarrhea in HIV/AIDS patients on antiretroviral therapy; Filsuvez® (birch triterpenes), a topical gel approved for wound care in patients with dystrophic epidermolysis bullosa; and NexoBrid® (anacaulase-bcdb), a bromelain-based enzymatic agent derived from pineapple stem concentrate, approved for eschar removal in burn wounds. This highlights both the innovative nature of our approach and the potential challenges in obtaining regulatory approval.

Challenges:

1.	Complex composition: The multi-component nature of Phyto-N requires sophisticated analytical methods for quality control and consistency.
2.	Batch-to-batch consistency: Demonstrating consistent composition and potency across different batches can be more challenging than with single-molecule drugs.
3.	Regulatory precedent: With only four FDA-approved botanical drugs, there is limited regulatory precedent, which may lead to a more complex approval process.
4.	Meeting FDA standards: Our development process must meet the same rigorous safety and efficacy standards as conventional drugs, despite the unique nature of botanical products.

While the traditional use of Phyto-N in Chinese traditional medicine is encouraging, we recognize that our development process must meet the FDA’s rigorous standards for safety and efficacy. This includes conducting comprehensive preclinical and clinical studies, potentially requiring more time and resources compared to the development of conventional single-molecule drugs. We believe that the potential benefits of Phyto-N as a multi-component botanical drug may justify this investment and could lead to a novel therapeutic option for patients with inflammatory diseases. However, there can be no assurance that our efforts will be successful or that Phyto-N will ultimately receive regulatory approval or be commercially viable.

Product Pipelines

Our drug development pipelines encompass six (6) various therapeutic areas: ulcerative colitis, atopic dermatitis, COVID-19, diabetes, NAFLD, and gout. We previously conducted pre-clinical studies to determine if Phyto-N has any potential in treatment of acne. The results of these studies did not support that conclusion, and the Company determined not to pursue further studies and research and not to submit a new patent application for treatment of acne.

1) Ulcerative colitis, a form of inflammatory bowel disease, is characterized by chronic nonspecific inflammation of the gastrointestinal tract. Standard care involves corticosteroids, immunomodulators, and biologic therapies targeting specific inflammatory pathways. Phyto-N is being developed as an orally administered alternative for patients with moderate to severe ulcerative colitis, aiming to address limitations of current treatments. These limitations include:

●	Inadequate symptom control: Many patients experience incomplete symptom relief or frequent relapses with existing therapies.
●	Side effect profiles: Long-term use of corticosteroids can lead to significant side effects, while biologics may increase the risk of infections and malignancies.
●	Loss of response: Some patients develop antibodies to biologic therapies, potentially reducing their effectiveness over time.
●	Administration challenges: Many current treatments require frequent injections or intravenous infusions, which can be burdensome for patients.
●	Cost considerations: Biologic therapies are often expensive, potentially limiting access for some patients.

The Company is advancing Phyto-N through FDA-required nonclinical studies, including GLP toxicology and pharmacokinetic studies, in preparation for an IND submission targeted for the fourth quarter of 2026, with Phase 1 clinical trials planned to initiate in Australia thereafter, subject to the completion of required studies and regulatory clearance, to evaluate Phyto-N as an alternative treatment approach for patients with moderate to severe ulcerative colitis.

2) Atopic Dermatitis is a common chronic inflammatory skin disease that significantly impacts patients’ quality of life. While current treatments include topical steroids, calcineurin inhibitors, and systemic immunosuppressants, many patients with moderate to severe atopic dermatitis experience inadequate disease control or frequent relapses. We are developing Phyto-N as a potential orally administered option for these patients.

3) COVID-19 is an acute respiratory illness caused by the novel coronavirus. Current treatments focus on supportive care and antiviral therapies such as remdesivir and monoclonal antibodies. Phyto-N presents a potential adjunctive therapy for COVID-19 with the convenience of oral administration.

4) Diabetes is a metabolic disorder characterized by impaired insulin secretion or function, leading to dysregulated carbohydrate, protein, and fat metabolism. Current treatments include metformin, insulin, sulfonylureas, DPP-4 inhibitors, SGLT2 inhibitors, GLP-1 receptor agonists, and other oral medications, but some patients experience inadequate glycemic control or adverse effects. Phyto-N offers an alternative approach to diabetes management, providing an orally administered option.

5) NAFLD is a common liver condition characterized by hepatic steatosis, inflammation, and fibrosis. Current therapies focus on addressing metabolic comorbidities rather than directly targeting liver fat accumulation and inflammation. Phyto-N presents a potential therapeutic option for NAFLD, addressing its underlying pathophysiology and providing an orally administered alternative.

6) Gout is an inflammatory arthritis caused by the deposition of uric acid crystals in joints and surrounding tissues. Current treatments aim to reduce serum uric acid levels and prevent gout flares and complications. Phyto-N offers a potential alternative or adjunct therapy for gout management, addressing limitations of existing treatments.

The market analysis and challenges of each core indicator is discussed below.

Market analysis of inflammatory bowel disease (IBD) treatment and the potential of Phyto-N

In general, IBD treatment market is expected to continue its steady growth, driven by the rising prevalence of the disease, the introduction of innovative therapies, and the increasing availability of healthcare services in developing regions (Source: Data Bridge Market Research, 2023). The global IBD treatment market was valued at around $26.7 billion in 2023 and is expected to grow at a CAGR of 6-7% from 2023 to 2034 and reach $50 billion by the end of 2034 (Source: Research and Market, 2024).

Global Inflammatory Bowel Disease Treatment Market
Market forecast to grow at a CAGR of 5.8%
USD 49.76 Billion
USD 26.65 Billion
2023
2034
https://www.researchandmarkets.com/reports/5923142
RESEARCH AND MARKETS
THE WORLD'S LARGEST MARKET RESEARCH STORE

The IBD treatment market is segmented by disease type (Crohn’s disease, ulcerative colitis), drug class (biologics, immunomodulators, amino salicylates, corticosteroids), route of administration (oral, parenteral), and geography (Source: Global Market Insights, 2023). Biologics, such as anti-TNF agents (e.g. Remicade, Humira) and anti-integrin agents (e.g. Entyvio), account for the largest and fastest growing market share due to their higher efficacy and rapid uptake (Source: Coherent Market Insights, 2022). The ulcerative colitis segment holds a slightly larger market share (52%) compared to Crohn’s disease (48%), but Crohn’s disease is expected to see faster growth in the coming years (Source: Research and Markets, 2021). Opportunities exist in the development of new drug classes, personalized treatments, and improved diagnosis and monitoring techniques (Source: Emergen Research, 2022).

North America dominates the global IBD treatment market with a 48% share, with the United States being the largest contributor (Source: Mordor Intelligence, 2023). Europe holds 28% of the market share and is the second-largest market. The Asia-Pacific region accounts for 18% share currently but is expected to witness the fastest growth of 9-10% annually due to improving healthcare infrastructure and rising disease awareness (Source: Fortune Business Insights, 2022). The IBD treatment market is highly competitive, with the presence of both large pharmaceutical companies and smaller biotech firms (Source: Precedence Research, 2023). The key players include AbbVie, Janssen Biotech, Takeda Pharmaceutical, Pfizer, Merck, Novartis, and Boehringer Ingelheim (Source: Market Data Forecast, 2023). These companies are focusing on developing novel biologics, expanding their product portfolios, and investing in R&D to maintain their market share (Source: Roots Analysis, 2022).

Market Potential of Phyto-N for IBD

Phyto-N is not a monoclonal antibody drug and does not directly target specific cytokines. Instead, it may indirectly modulate inflammatory pathways, which could provide a wider therapeutic window compared to biologics. Preclinical studies suggest Phyto-N may modulate multiple inflammatory pathways like NF-kB, MAPK, JAK-STAT by acting on key regulators. This multi-target approach may provide a novel strategy for IBD treatments.

Our preclinical studies of Phyto-N in animal models of IBD have yielded promising results that we believe warrant further investigation. Details of these studies are presented in the “Research and Development” section under the Ulcerative Colitis heading. We have not conducted any clinical trials or received regulatory approval for Phyto-N in any country, including in Asia. Our future plan involves conducting clinical trials and seeking regulatory approvals in various markets, potentially including Asia, North America, and Europe, subject to regulatory requirements and strategic considerations.

While we believe there is a substantial opportunity in the IBD treatment market, our ability to capture any portion of this market is subject to numerous risks and uncertainties, including the successful completion of clinical trials, obtaining regulatory approvals, and effectively commercializing our product candidates.

Commercialization Challenges:

The challenges include: the development of biosimilars of the biologics, which may put pressure on pricing (Source: MarketsandMarkets, 2023); securing regulatory approvals for Phyto-N as an IBD treatment, especially in Western markets, requires comprehensive clinical trials to demonstrate safety and efficacy; establishing manufacturing, supply chain, and distribution capabilities on a global scale could be a significant challenge for a herbal product; educating healthcare providers and patients on the benefits of Phyto-N compared to existing IBD therapies would be crucial for market acceptance.

Market analysis of the Atopic Dermatitis (AD) treatment and the potential of Phyto-N

Market Size and Growth:

The global atopic dermatitis treatment market was valued at around $14.2 billion in 2022 and is expected to grow at a CAGR of 8-9% from 2023 to 2030 and reach 27.7 billion by the end of 2030 (Source: Research and Market, 2023). The AD treatment market is moderately competitive, with the presence of both large pharmaceutical companies and smaller biotechnology firms (Source: Precedence Research, 2023). Opportunities exist in the development of targeted therapies, combination treatments, and the expansion of the pipeline for severe AD (Source: Emergen Research, 2022). Overall, the AD treatment market is expected to continue its robust growth, driven by the increasing prevalence of the disease, the introduction of innovative therapies, and the growing emphasis on improving the quality of life for patients with AD (Source: Data Bridge Market Research, 2023).

Global Atopic Dermatitis Drugs Market
Market forecast to grow at a CAGR of 9.0%
USD 14.19 Billion
USD 27.68 Billion
2022
2030
https://www.researchandmarkets.com/reports/4621759
RESEARCH AND MARKETS
THE WORLD'S LARGEST MARKET RESEARCH STORE

The key drivers of market growth include the rising prevalence of AD, the launch of novel biologic therapies, increasing awareness and diagnosis rates, and the growing geriatric population (Source: Persistence Market Research, 2022). The AD treatment market is segmented by drug class (topical, oral, and injectable), severity (mild, moderate, and severe), and geography (Source: Global Market Insights, 2023). Topical therapies, such as corticosteroids and calcineurin inhibitors, account for the largest market share, but the injectable biologics segment is expected to grow the fastest (Source: Coherent Market Insights, 2022). The moderate-to-severe AD segment holds a significant market share, as this population requires more advanced and expensive treatments (Source: Research and Markets, 2021).

North America dominates the global AD treatment market, with the United States being the largest contributor (Source: Mordor Intelligence, 2023). Europe is the second-largest market, followed by the Asia-Pacific region, which is expected to witness the fastest growth due to improving healthcare infrastructure and increasing disease awareness (Source: Fortune Business Insights, 2022).

Market Potential of Phyto-N for AD treatment:

Atopic dermatitis is a chronic inflammatory skin condition with a high prevalence globally, representing a significant market opportunity for new treatments. Preliminary data from animal models suggests that Phyto-N may have the potential to improve atopic dermatitis symptoms, skin lesions, inflammation, and overall disease management. Details of these studies are presented in the “Research and Development” section under the AD heading. As a botanical drug candidate, Phyto-N could potentially be positioned as an alternative to current pharmaceutical treatments, which may appeal to patients interested in plant-based therapies.

Unlike targeted biologics like Dupilumab, which focus on specific receptors (e.g., IL-4Rα), Phyto-N appears to have a multi-target approach based on preclinical studies. The potential ability of Phyto-N to simultaneously target multiple inflammatory pathways and achieve anti-inflammatory effects could be advantageous if these effects are confirmed in human clinical trials.

Commercialization Challenges:

The challenges include: conducting comprehensive clinical trials to demonstrate the safety and efficacy of Phyto-N in human patients with atopic dermatitis would be crucial for regulatory approvals and market acceptance; establishing large-scale manufacturing, supply chain, and distribution capabilities for a herbal product may pose challenges compared to conventional pharmaceuticals; educating healthcare providers and patients about the benefits of Phyto-N over existing treatments would be necessary for market adoption.

Market analysis of COVID-19 treatment and the potential of Phyto-N.

Market Size and Growth

The global COVID-19 treatment market was valued at around $31 billion in 2021 and is expected to contract at a CAGR of -8.3% from 2022 to 2031 and reach more than $16 billion by the end of 2031 (Source: Transparency Market Research, 2023).

The key drivers of market growth include the ongoing need for effective COVID-19 treatments, the development of new therapeutic options, increased government funding for research and development, and the rising prevalence of COVID-19 globally (Source: Persistence Market Research, 2022). North America dominates the global COVID-19 treatment market, with the United States being the largest contributor (Source: Mordor Intelligence, 2023). Europe is the second-largest market, followed by the Asia-Pacific region, which is expected to witness the fastest growth due to the high prevalence of COVID-19 and increasing healthcare infrastructure (Source: Fortune Business Insights, 2022).

The COVID-19 treatment market is segmented by drug class (antivirals, monoclonal antibodies, steroids, and others), route of administration (oral, intravenous, and others), and geography (Source: Global Market Insights, 2023). Antiviral drugs, such as Remdesivir and Molnupiravir, currently hold the largest market share, but the monoclonal antibodies segment is expected to grow the fastest (Source: Coherent Market Insights, 2022). The oral route of administration is the most dominant, as it offers convenience and ease of use for patients (Source: Research and Markets, 2021).

Market Potential of Phyto-N for COVID-19 treatment:

The COVID-19 pandemic has created a massive global demand for effective preventive and therapeutic options against SARS-CoV-2 infection. Preliminary preclinical studies suggest Phyto-N may have the potential to reduce viral loads in various organs, inhibit inflammation, and potentially affect transmission, which warrants further investigation as a possible approach to COVID-19 management. Details of these studies are presented in the “Research and Development” section under the COVID-19 heading. As a natural herbal compound, Phyto-N may appeal to patients seeking complementary or alternative therapies, particularly in regions with the Chinese traditional medicine practices. However, it’s important to note that botanical drugs must meet the same rigorous safety and efficacy standards as conventional pharmaceuticals.

Preclinical studies have shown potential anti-inflammatory and immune-modulating effects, but these results need to be replicated in human clinical trials before any conclusions can be drawn about Phyto-N’s efficacy or potential advantages. If proven safe and effective in humans, Phyto-N might initially be considered in regions where botanical medicines are more commonly accepted. However, this would still require thorough clinical testing and regulatory approvals. Expansion into major markets would require extensive clinical trials and regulatory approvals, and there is no guarantee of success given the complex nature of botanical drug development and the evolving landscape of COVID-19 treatments.

Challenges:

The COVID-19 treatment market is highly competitive, with the presence of both large pharmaceutical companies and smaller biotechnology firms (Source: Precedence Research, 2023). It is crucial for regulatory approvals and market acceptance that we conduct comprehensive clinical trials to demonstrate the safety and efficacy of Phyto-N in preventing and treating COVID-19 in humans. In addition, the supply chain, and distribution capabilities for an herbal product may pose challenges compared to conventional pharmaceuticals; educating healthcare providers and patients about the benefits of Phyto-N over existing COVID-19 treatments and preventive measures would be necessary for market adoption.

Market analysis for diabetes treatments and the potential of Phyto-N

The market for diabetes treatments is dynamic and robust, driven by the increasing prevalence of diabetes mellitus globally. With diabetes emerging as a significant public health concern due to lifestyle changes, aging populations, and rising obesity rates, the demand for effective treatment options continues to grow. This analysis delves into key market dynamics, trends, challenges, and opportunities shaping the diabetes treatment landscape.

Market Size and Growth

The global diabetes treatment market was valued at around $66 billion in 2023 and is projected to hit around USD 118 billion by 2032, growing at a CAGR of 6.67% during the forecast period 2023 to 2032. Diabetes affects 62 million people in the Americas, with the majority living in low- and middle-income countries. Diabetes is directly responsible for 284,049 deaths each year. (Source: Precedence Research, 2023).

PRECEDENCE RESEARCH
DIABETES DRUG MARKET SIZE, 2023 TO 2032 (USD BILLION)
120
108
96
84
72
60
48
36
24
12
0
$ 61.87
$ 66
$ 70.40
$ 75.09
$ 80.10
$ 85.44
$ 91.14
$ 97.22
$ 103.71
$ 110.62
$ 118.00
2022
2023
2024
2025
2026
2027
2028
2029
2030
2031
2032
Source: www.precedenceresearch.com

Key growth drivers include the rising prevalence of diabetes globally, increasing obesity/sedentary lifestyles, aging populations, and demand for innovative therapies and disease management products (Source: International Diabetes Federation, 2021).

There are the following key market segments:

- By Diabetes Type: Type 1 Diabetes, Type 2 Diabetes (T2D accounts for over 90% market share, Source: Centers for Disease Control and Prevention, 2022)

- By Product Type: Insulin (human, analogs), Non-Insulin Injectables (GLP-1 agonists, Amylin analogs), Oral Antidiabetics, SGLT-2 Inhibitors, and Devices (insulin pumps, CGM, etc.) (Source: American Diabetes Association, 2023)

- Insulin and Insulin Analogs hold the largest revenue share currently

- Non-Insulin Injectables like GLP-1 agonists are the fastest-growing segment

North America dominates the market led by high treatment rates and adoption of advanced therapies in the US. Europe is the second-largest market driven by rising T2D prevalence with big pharmaceutical companies: Novo Nordisk, Eli Lilly, Sanofi, Merck, AstraZeneca, Boehringer Ingelheim. Asia-Pacific region is expected to be the fastest-growing market fueled by increasing diabetic populations in India and China (Source: World Health Organization, 2022).

The key branded products include Lantus, Toujeo, Tresiba (insulin analogs), Ozempic, Trulicity, Rybelsus (GLP-1 agonists). Strategies involve developing innovative biologics, combination regimens, and investments in next-gen devices and digital solutions. Overall, the diabetes market is characterized by innovation, technological advancement, and a growing emphasis on personalized care. With the rising prevalence of diabetes worldwide, there is a pressing need for comprehensive, patient-centric approaches to diabetes management that address not only glycemic control but also cardiovascular risk factors, comorbidities, and patient preferences.

The potential of Phyto-N for diabetes treatments

The diabetes treatment market is undergoing a transformative phase with the emergence of innovative therapies and the growing demand for effective, safe, and holistic management options. Phyto-N, our botanical drug candidate, has shown potential effects in animal research, suggesting it may have potential in the diabetes treatment landscape. Details of these studies are presented in the “Research and Development” section under the Diabetes heading.

Preclinical studies suggest that Phyto-N may be well-tolerated and may have the potential to reduce blood sugar and lipids, improve insulin resistance, and protect the structure and function of vital organs such as the pancreas, liver, and kidneys. These initial findings are promising and provide a rationale for further investigation.

Phyto-N is in the early stages of development as a potential diabetes treatment, and we are excited about the opportunity to advance it through the clinical research process. Our team is dedicated to conducting the necessary large-scale human trials to rigorously assess its potential benefits for diabetes patients. While we acknowledge the inherent risks and uncertainties in drug development, we remain hopeful about Phyto-N’s prospects and are committed to its careful and thorough evaluation as a potential new option in diabetes care.

Market Analysis of Nonalcoholic Fatty Liver Disease (NAFLD) Treatments and the Potential of Phyto-N

Nonalcoholic Fatty Liver Disease (NAFLD) is a chronic liver condition caused by accumulation of excess fat in the liver. It encompasses a spectrum from simple fatty liver (steatosis) to Nonalcoholic Steatohepatitis (“NASH”) which can progress to fibrosis, cirrhosis and liver failure. NAFLD has become a global health concern due to its rising prevalence, driven primarily by factors such as sedentary lifestyles, unhealthy diets, and increasing rates of obesity and type 2 diabetes. As a result, the market for NAFLD treatment has witnessed significant growth and is expected to continue expanding in the coming years.

Market Size and Growth:

The NAFLD treatment market has experienced steady growth in recent years and is projected to continue expanding at a considerable rate. The global market value is around $4.8 billion in 2022 and is projected to reach $160 billion by the end of 2030. The market is anticipated to grow at a CAGR of approx. 55% during the forecasted period of 2022-2030 (Research and markets, 2024). Factors such as the increasing prevalence of NAFLD, growing awareness among healthcare providers and patients, and advancements in treatment options contribute to market growth. The NASH market in the U.S. is estimated at US$1.6 Billion in the year 2022. China, the world’s second largest economy, is forecast to reach a projected market size of US$24 Billion by the year 2030 trailing a CAGR of 51.9% over the analysis period 2022 to 2030. Among the other noteworthy geographic markets are Japan and Canada, each forecast to grow at 46.6% and 45.2% respectively over the 2022-2030 period. Within Europe, Germany is forecast to grow at approximately 35.4% CAGR (Source: Global Industry Analysts, Inc., 2022).

Global Market for Non-alcoholic Steatohepatitis (NASH)
Market forecast to grow at CAGR of 55%
USD 160.7 Billion
USD 4.8 Billion
2022
2030
https://www.researchandmarkets.com/reports/5309915
RESEARCH AND MARKETS
THE WORLD'S LARGEST MARKET RESEARCH STORE

The prevalence of NAFLD is increasing globally, with estimates suggesting that it affects approximately 25% of the world’s population. Moreover, the disease is becoming more prevalent among younger populations, including children and adolescents, further driving the demand for effective treatments (Source: Nonalcoholic fatty liver disease in children and adolescents. Clinics in Liver Disease, 2023, 27(1), 127-144).

Currently, the treatment options for NAFLD primarily focus on lifestyle modifications, including diet and exercise, as well as pharmacological interventions to manage associated conditions such as obesity, diabetes, and dyslipidemia. However, there is a growing need for specific pharmacotherapies targeting NAFLD itself, presenting opportunities for drug development and market expansion.

The pharmaceutical industry is actively engaged in developing novel therapies specifically targeting NAFLD and its complications, such as NASH and fibrosis. The NAFLD treatment market is characterized by the presence of both established pharmaceutical companies and emerging biotechnology firms focusing on drug development for metabolic disorders. Multiple big pharma like Gilead, Novo Nordisk, Pfizer as well as biotech companies have therapies in late-stage development for NASH. There are over 40 drugs in development for NASH, representing a very active pipeline across different therapeutic classes. Leading drug candidates target mechanisms like FXR agonism, THR-β agonism, ACC inhibition and ASK1 inhibition. FDA approved Resmetirom (Madrigal), the first drug, for NASH, on March 14, 2024 (Source: https://www.fda.gov/news-events/press-announcements/fda-approves-first-treatment-patients-liver-scarring-due-fatty-liver-disease). Some other key late-stage drugs are obeticholic acid (Intercept) and semaglutide (Novo Nordisk).

Factors driving market growth include increasing awareness about NAFLD among healthcare professionals and patients, rising healthcare expenditure, and supportive government initiatives aimed at addressing metabolic disorders. However, challenges such as the lack of approved pharmacotherapies for NAFLD/NASH, regulatory hurdles, and the complexity of the disease present barriers to market expansion. North America accounts for the largest market share currently driven by high disease incidence and established healthcare infrastructure, and Europe is the second-largest market. Asia-Pacific region is anticipated to be the fastest growing market due to increasing obesity/diabetes rates and rising healthcare spending.

The potential of Phyto-N for NAFLD treatments

The market for the prevention and treatment of Nonalcoholic Fatty Liver Disease (NAFLD) is poised for substantial growth driven by the increasing global prevalence of the condition and advancements in therapeutic options. With the recent approval of Rezdiffra by the US FDA for treating NASH, the landscape for NAFLD treatment has witnessed a significant milestone.

While the recent approval of Rezdiffra (resmetirom) by the FDA for NASH treatment and the presence of other late-stage drug candidates in development represent significant advancements in the field, this does not imply that Phyto-N will receive regulatory approval. As a botanical drug, Phyto-N may be subject to unique additional challenges in the regulatory process compared to traditional small molecule drugs or biologics. The FDA’s regulatory pathway for botanical drugs can differ from that of conventional pharmaceuticals, potentially requiring additional or different types of evidence to demonstrate safety and efficacy.

Phyto-N, our botanical drug candidate, is being developed as a potential treatment for NAFLD/NASH. Preclinical studies have shown that Phyto-N demonstrates anti-inflammatory properties in animal models of NAFLD. See details of these studies in the “Research and Development” section under the NAFLD heading.

Preclinical studies also suggest that Phyto-N may have both preventive and therapeutic effects in animal models of NAFLD. However, the comparative efficacy and safety profile of Phyto-N relative to approved treatments can only be determined through direct clinical comparisons, which we have not yet conducted. The potential benefits and risks of Phyto-N in humans will need to be carefully evaluated in future clinical trials.

As we advance Phyto-N through clinical development, we aim to generate the necessary data to evaluate its potential as a safe and effective therapy for NAFLD/NASH. Our goal is to improve treatment options for patients suffering from this complex liver disorder.

Market Analysis of Gout Treatments and Potential of Phyto-N.

The global gout treatment market size was valued at around $2.4 billion in 2022. It is projected to grow at a robust CAGR of 8.6% during the forecast period of 2022 to 2032 and reach $5.4 billion by the end of 2032.

Global Gout Therapeutics Market
Size, by drug class, 2022-2032 (USD Billion)
NSAIDs
Urate-Lowering Agents
Corticosteroids
Colchicine
6
5
4
3
2
1
0
2.4
2.6
2.8
3.1
3.4
3.7
3.9
4.2
4.5
4.9
5.4
2022.0
2023.0
2024.0
2025.0
2026.0
2027.0
2028.0
2029.0
2030.0
2031.0
2032.0
The Market will Grow At the CAGR of
8.6%
The forecasted market size for 2032 in USD
$5.4B
market.us

Major growth drivers include the rising prevalence of gout, which is linked to aging populations, obesity, dietary factors like high purine intake, as well as increasing healthcare access and awareness about effective gout management (Source: Persistence Market Research, 2022). Development of new targeted therapies and increasing investment in R&D by pharmaceutical companies is also fueling market expansion.

The market is segmented into uric acid lowering therapies (xanthine oxidase inhibitors like allopurinol, febuxostat; uricosurics), anti-inflammatory drugs (NSAIDs, colchicine, corticosteroids), and biologics/newer therapies. Xanthine oxidase inhibitors hold the largest market share as they are recommended as the first-line urate-lowering therapy for most gout patients (Source: Global Market Insights, 2023). The biologics segment, including interlukin-1 inhibitors like Ilaris (canakinumab), is expected to witness the fastest growth in the coming years for treatment of uncontrolled gout. Oral formulations dominate due to higher convenience and patient preference, while parenteral routes are used for severe cases. The market is categorized into hospital pharmacies, retail pharmacies, and online pharmacies. Hospital pharmacies currently lead the distribution. North America dominates the global gout treatment market, largely due to the high prevalence of the disease and greater access to healthcare services in the region, especially in the United States (Source: Mordor Intelligence, 2023). Europe is the second largest regional market.

The potential of Phyto-N for Gout Treatment

Based on the animal study data provided in the “Research and Development” section under the Gout heading, Phyto-N demonstrated potential therapeutic effects in treating both gouty nephritis and gouty arthritis, which could give it a potential advantage in the gout treatment market. The studies show that Phyto-N can reduce levels of inflammatory mediators such as TNF-α, Caspase-1, IL-6, IL-18, IL-1β, and NLRP3 inflammasome, which play crucial roles in the inflammatory cascade associated with gout. By targeting these inflammatory factors, Phyto-N may offer an approach to treating gout-related inflammation. In the gouty nephritis mouse study, Phyto-N was able to reduce serum levels of uric acid, creatinine, and BUN, as well as improve renal fibrosis and tubular damage. These results suggest that Phyto-N may have the potential to address both hyperuricemia and kidney-related issues in mouse gouty nephritis model. Further research is needed to confirm these effects and determine their clinical significance.

Challenges:

Key challenges include: conducting comprehensive clinical trials to demonstrate the safety and efficacy of Phyto-N in human patients with gout would be crucial for regulatory approvals and market acceptance; establishing large-scale manufacturing, supply chain, and distribution capabilities for a herbal product may pose challenges compared to conventional pharmaceuticals; and educating healthcare providers and patients about the benefits of Phyto-N over existing treatments would be necessary for market adoption.

Our Growth Strategy

Our growth strategy is to leverage our expertise in botanical medicine to identify and develop potential novel drug candidates derived from herbal extracts and their active ingredients. Botanical drugs may offer several potential advantages, including the potential for multi-target mechanisms of action, and a potential source of bioactive compounds. By focusing on botanical drug development, we hope to differentiate ourselves in the pharmaceutical industry and capitalize on the growing demand for natural treatment options. In addition to our focus on developing Phyto-N as a botanical drug, we are actively engaged in identifying and isolating the active chemical compounds responsible for its therapeutic effects. We are investigating the potential of these compounds to serve as the basis for the development of novel small molecule drugs with potentially targeted mechanisms of action; however, the process of identifying these compounds is still ongoing, and there is no assurance of success. We anticipate that we will conclude this research prior to the submission of an IND application for ulcerative colitis.

By conducting preclinical studies and clinical trials, we aim to evaluate Phyto-N’s safety and efficacy in various indications and gather the necessary data to support its approval as a botanical drug by the FDA. The Company’s initial focus will be on advancing Phyto-N into clinical trials for this debilitating condition with significant unmet medical needs. If the Phase I trial is completed with positive results, we intend to proceed with a Phase II trial for ulcerative colitis as our lead indication. Contingent upon the success of our ulcerative colitis trials, obtaining sufficient funding from a combination of public or private equity offerings and debt financings, and other strategic considerations, Curanex may subsequently initiate additional Phase II trials in other high-value indications such as atopic dermatitis, COVID-19, gout, diabetes, and NAFLD, or may seek to license out these indications to third parties at the Phase II stage. By pursuing this multiple indication strategy, Curanex aims to explore and maximize the value of Phyto-N and build a robust pipeline of botanical drug candidates targeting inflammatory diseases. The successful completion of these clinical trials could position Phyto-N as a potential botanical drug candidate for multiple inflammatory indications, addressing specific unmet medical needs. If approved, Phyto-N could provide patients with a new treatment option.

As we progress towards clinical trials, we will continue to invest in translational research to further elucidate the mechanisms of action, biomarkers, and patient stratification strategies for Phyto-N. These efforts will support our precision medicine approach and help us optimize the design and execution of our clinical trials to improve the chances of success. However, the process for conducting clinical trials is uncertain and there is no assurance that our clinical development activities will meet our planned timelines. There is also no assurance that we will be successful in obtaining FDA regulatory approval, in obtaining sufficient funds to pursue our growth strategy, and in commercialization of our lead or other product candidates.

Our Competitive Strengths

Our leadership team is comprised of experienced industry professionals with a proven track record of success in bringing innovative therapies to market with deep expertise in drug discovery, development, and commercialization. Our board and advisors include experts in inflammatory diseases, botanical medicine, and US regulatory strategy, ensuring that we have the knowledge and network to successfully navigate the clinical development and approval process. We have also attracted top talent in the areas of botanical medicine, inflammatory diseases, and regulatory affairs, ensuring that we have the knowledge and skills necessary to navigate the complex process of drug development and approval. We believe that our distinctive approach, combining the power of nature with scientific research and development, will set us apart in the pharmaceutical industry and positions us for long-term success.

We hope to collaborate with academic institutions, research organizations, and contract research organizations (CROs) to advance our understanding of the underlying mechanisms of inflammatory diseases and identify potential novel therapeutic targets. We believe that these partnerships could provide access to technologies, expertise, and resources that complement our internal R&D capabilities. For example, Duraviva in the past collaborated with researchers at Rutgers University, which have been instrumental in validating Phyto-N’s therapeutic potential in animal models of inflammatory diseases. These research and development animal studies and reports were assigned and transferred to the Company by Duraviva pursuant to the Asset Purchase Agreement. We are planning to partner with experienced contract manufacturing organizations (CMOs) that have a proven track record of producing high-quality, GMP-compliant botanical drug substances and drug products. We believe that these partnerships will ensure the reliable and efficient production of our therapeutics at various stages of development and commercialization.

We are also looking to establish working strategic relationships with clinical research organizations and clinical trial sites to design, conduct, and monitor our clinical trials. These collaborations may help us efficiently execute our clinical development plans, ensure data quality and integrity, and meet regulatory requirements.

Technological Achievements

During the last five years, our founders worked on combining the potential therapeutic properties of phytomedicines and their potentially active ingredients with unmet needs in the market for various therapeutic areas. They have mastered key technologies for extracting, isolating, chemically synthesizing, and structurally modifying active ingredients in phytomedicines. They are actively working to ensure that our processes for extracting phytomedicine, formulation, and quality control will meet FDA standards for the industrial production of botanical drugs. By leveraging their extensive technical and practical experience in drug development, founders of Curanex, together with our team of executive officers, directors, and consultants, aim to focus on initiating and developing drugs with potential targeted effects and significant market demand. However, there can be no assurance that our technological achievements will result in commercially viable products or that we will be successful in obtaining FDA approval for any products we may develop.

Our Challenges

As a company that is developing botanical drugs, we may face challenges that similar companies experienced in the past with obtaining regulatory approval, as the development and approval process for botanical drugs involves additional challenges, including, but not limited to the complex nature of botanical extracts, which may contain multiple active compounds, making it difficult to identify and characterize all active ingredients, challenges in standardization and quality control due to natural variations in plant materials, difficulties in predicting pharmacokinetics and potential drug interactions due to the complex composition of botanical extracts, and manufacturing complexities in scaling up production while maintaining consistency and quality. Currently only four (4) botanical drugs have received FDA approval: Veregen® (sinecatechins), a green tea extract approved for the treatment of external genital and perianal warts; Mytesi® (crofelemer), derived from the Croton lechleri tree, approved for managing diarrhea in HIV/AIDS patients on antiretroviral therapy; Filsuvez® (birch triterpenes), a topical gel approved for wound care in patients with dystrophic epidermolysis bullosa; and NexoBrid® (anacaulase-bcdb), a bromelain-based enzymatic agent derived from pineapple stem concentrate, approved for eschar removal in burn wounds. This limited number of approvals highlights both the innovative nature of our approach and the potential challenges in obtaining regulatory approval. These challenges involve additional costs and may result in delays, or failure to obtain the required FDA regulatory approval.

Intellectual Property

Our commercial success depends in part upon our ability to obtain and maintain patent and other proprietary protection for commercially important technologies, inventions and know-how related to our business, defend and enforce our intellectual property rights, particularly our patent rights, preserve the confidentiality of our trade secrets and operate without infringing valid and enforceable intellectual property rights of others. Pursuant to the Asset Purchase Agreement, on June 17, 2024, we acquired the applications to provisions patents from Duraviva. All these provisional applications expired on March 18, 2025. On March 13, 2025, prior to the expiration, we filed with the USPTO an international PCT application for utility patent entitled “PLANT EXTRACT COMPOSITIONS AND USES THEREOF” (application # PCT/US25/19679) which combined the following three (3) provisional patent applications (all of which had expiration dates of March 18, 2025):

Provisional Application #63/566,747 - Plant Extract Compositions and Uses Thereof For Treating Autoimmune Diseases” for treatment of Autoimmune Diseases.

Provisional Application #63/566,749 – “Plant Extract Compositions and Uses Thereof For Treating Metabolic Diseases” for treatment of Metabolic Diseases, and

Provisional Application #63/631,786 – “Plant Extract Compositions and Uses Thereof For Treating Or Preventing Viral Infections” for treatment of Viral Infections.

The Company determined not to file a new patent application for treatment of acne due to results in pre-clinical studies and experiments that did not support the finding of any potential benefits of using Phyto-N to treat acne. As such, the provisional patent application #63/566,754 – “Plant Extract Compositions and Uses Thereof For Treating Acne.”

While we filed this international PCT application prior to expiration of these three (3) above-referenced provisional patents, to preserve the priority dates with respect to our provisional patent applications, there is no assurance that we will be successful in obtaining registration of this utility patent in the United States and the broader international patent protection we need.

Compared to provisional patent applications, non-provisional applications require to undergo a thorough examination process by patent examiners to determine patentability, patentability of the invention, including its novelty and non-obviousness. Non-provisional applications also require providing formal claims, detailed drawings, and a written description that fully discloses the invention’s subject matter and scope. Moreover, patent applications and patents may be opposed or challenged by third parties. As patent applications in the United States are maintained in secrecy until published or issued and as publication of discoveries in the scientific or patent literature often lag behind the actual discoveries, we cannot be certain that there are no other pending patent applications or issued patents from other parties. Additionally, the breadth of claims allowed in biotechnology and pharmaceutical patents, or their enforceability cannot be predicted. We cannot be sure that we will be successful in obtaining and maintaining effective patent protection for the technologies underlying Phyto-N and successfully defending patent rights in those technologies against third-party challenges.

Duraviva also transferred to the Company 8 research and development animal studies and reports, including the right to use the studies for further R&D, clinical & commercial purposes, for:

1. Ulcerative Colitis

2. Atopic Dermatitis

3. Nonalcoholic fatty liver disease prevention

4. Nonalcoholic fatty liver disease treatment

5. Diabetes

6. COVID-19 prevention and treatment

7. Gouty nephritis

8. Gouty arthritis

Our Business Plan

Our business plan and strategy are centered on developing innovative botanical drugs, with a focus on Phyto-N as our lead candidate, for the treatment of inflammatory diseases.

Preclinical Evaluation: Our lead product candidate, Phyto-N, has undergone extensive preclinical testing in animal models of six inflammatory diseases: ulcerative colitis, atopic dermatitis, gout, diabetes, nonalcoholic fatty liver disease (“NAFLD”) and COVID-19. We have conducted the following preclinical studies:

1) Pharmaceutical experiments to characterize the active ingredients of Phyto-N;

2) Animal pharmacology studies to demonstrate potential effects in relevant disease models, including:

●	Dextran sulfate sodium (DSS)-induced colitis model for ulcerative colitis;

●	DNCB-induced acute atopic dermatitis model;

●	SARS-CoV-2 infection model in hamsters for COVID-19;

●	High-fat diet and streptozotocin-induced type 2 diabetes model;

●	Gubra-Amylin NASH (GAN) diet-induced NAFLD/NASH model;

●	Adenine and potassium oxonate-induced gouty nephritis model;

●	MSU crystal-induced gouty arthritis model;

3) Preliminary safety pharmacology and toxicology studies, including single-dose and repeated-dose toxicity tests.

Details of these animal pharmacology studies are presented in the “Research and Development” section. These studies, conducted at institutions such as Rutgers University, have consistently shown that Phyto-N exhibits potent therapeutic effects without any significant toxicity or side effects at the intended therapeutic doses. Additionally, Phyto-N has a long history of human use in China, where it has been used as a herbal medicine by traditional Chinese medicine practitioners to treat thousands of patients over the past 30 years.

Regulatory Progress: Curanex is committed to advancing Phyto-N towards clinical development in the United States and has made significant strides in this direction. We are actively preparing to engage with the FDA to discuss our development plans and seek guidance on the regulatory path forward.

Building on this preclinical foundation, we are currently focused on completing the necessary IND-enabling studies to support our planned clinical trials. These include:

●	GLP (Good Laboratory Practice) toxicology studies to further assess the safety of Phyto-N
●	Pharmacokinetic studies to characterize the absorption, distribution, metabolism, and excretion of Phyto-N in human-relevant animal models
●	GMP (Good Manufacturing Practice) production of clinical trial material
●	Stability testing and analytical method validation
●	Finalization of clinical trial protocols and regulatory documentation

By leveraging our in-house expertise and strategic partnerships with leading CROs and CMOs, we are well-positioned to complete these IND-enabling activities in a timely and efficient manner. We have a clear roadmap to IND submission and are on track to initiate Phase I trials for our lead indications, starting with ulcerative colitis in 2026. As we progress towards clinical development, we will continue to invest in translational research to further elucidate the mechanisms of action, biomarkers, and patient stratification strategies for Phyto-N. These efforts will support our precision medicine approach and help us optimize the design and execution of our clinical trials to explore the chances of success.

Our Revenue Model

We anticipate that our future revenue streams will primarily derive from the commercialization of our botanical drug products. Our lead product candidate, Phyto-N, is currently in pre-clinical studies stage. We plan to file an IND application in the fourth quarter of 2026, with ulcerative colitis to be our first application. As we progress towards clinical development, we will continue to invest in translational research to further elucidate the mechanisms of action, biomarkers, and patient stratification strategies for Phyto-N. These efforts will support our precision medicine approach and help us optimize the design and execution of our clinical trials to explore the chances of success. However, there is no guarantee that we will receive regulatory approval or successfully reach commercialization or generate any revenue. The process of obtaining regulatory approval is lengthy, expensive, and uncertain. Assuming we successfully navigate the regulatory process and obtain approval for our products, we anticipate the following potential revenue streams:

●	Product Sales: Upon regulatory approval, we would expect to generate revenue through the sale of our drug products to healthcare providers, specialty pharmacies, and distributors. Our pricing strategy would be based on the value our therapies provide to patients, the healthcare system, and society, taking into account factors such as clinical efficacy, safety, and pharmacoeconomic benefits.

●	Collaborations and Licensing: We plan to explore strategic collaborations and licensing agreements with other pharmaceutical companies to co-develop, co-promote, or out-license our drug candidates. These agreements could potentially provide upfront payments, milestone payments, and royalties on future product sales, diversifying our revenue streams and mitigating development risk.

●	Research Grants and Contracts: We intend to pursue non-dilutive funding opportunities, such as research grants and contracts from government agencies, foundations, and other organizations. These funds could support our early-stage research and help us validate our therapeutic concepts and generate proof-of-concept data. However, as of the date of this Annual Report, we have not received any research grants or contracts.

Commercialization

Commercialization of a drug requires approval from the regulatory body of each country in which the drug is to be marketed. Successful commercialization requires high quality marketing campaigns and distribution arrangements in order to gain market share as fast as possible. Global pharmaceutical companies have large and professional marketing and distribution functions that regularly introduce new drugs throughout the world. For that reason, we are likely to choose to seek a strategic partnership in any or all territories in which Phyto-N is to be marketed. Decisions on both the appropriate territories in which regulatory approval will be sought and the nature of commercialization in those territories will be made by the board of directors at the appropriate time and with due regard to maximizing the commercial benefit to us.

Research and Development (FDA Related Application)

The objective of our research and development program is the generation of data sufficient to achieve regulatory approval of Phyto-N in one or more dosage forms in major markets such as the United States, and/or to allow us to enter into a commercial relationship with another party.

The animal studies described in this section were conducted in two locations. The COVID-19 study was performed at Rutgers University in the United States, while the studies for ulcerative colitis and our other target indications were conducted in Yunnan Branch of the Institute of Medicinal Plant Development, Chinese Academy of Medical Sciences in China. All studies were carried out in accordance with local regulations and ethical guidelines for animal research. It is important to note that throughout these studies, we did not observe any adverse or severe adverse events in the animals treated with Phyto-N. While these results are encouraging, we emphasize that the safety and efficacy of Phyto-N in humans can only be determined through future clinical trials.

Moderate to Severe Ulcerative Colitis

Ulcerative colitis, a chronic inflammatory bowel disease (IBD) affecting the colon and rectum, is characterized by abdominal pain, diarrhea, rectal bleeding, and urgency. Current treatments, such as aminosalicylates, corticosteroids, immunomodulators, and biologic therapies, often fail to provide adequate symptom control and may cause significant adverse effects, highlighting the need for novel and safe therapeutic options. Phyto-N, an investigational botanical drug candidate, is being studied as a potential alternative for patients with moderate to severe ulcerative colitis.

Human Application Case

An example of Phyto-N’s potential in ulcerative colitis is the case of 69-year-old Ms. Li from Harbin, China, who had suffered from severe ulcerative colitis for over 20 years, experiencing frequent flares and inadequate response to conventional treatments. Her symptoms included debilitating abdominal pain, bloody diarrhea, anemia, and fatigue, significantly impacting her quality of life. In January 2023, Ms. Li began taking Phyto-N orally, and within one week, she noticed improvements in her condition. It’s important to note that Phyto-N is currently used as a Chinese herb medicine and is allowed to be used in patients in China. However, it has not been clinically approved as a pharmaceutical drug in any jurisdiction and is currently in the early stages of pre-clinical development for such approval.

After three months of consistent use, Ms. Li reported complete clinical remission, with resolution of abdominal pain, normalization of bowel movements, and no further rectal bleeding or pus. Additionally, her anemia resolved, she regained lost weight, and her overall strength and vitality improved. Ms. Li remained symptom-free for 12 months after discontinuing Phyto-N, suggesting the potential for long-term remission and a reduced risk of relapse.

While this individual case from Harbin is of interest, and Phyto-N is used as a Chinese herbal medicine in China, it is crucial to understand that as a pharmaceutical drug candidate, Phyto-N is still in the early stages of pre-clinical development. It will likely take several years to complete the necessary clinical trials and regulatory processes required for commercialization as an approved pharmaceutical product. There can be no guarantee that Phyto-N will achieve similar results in larger-scale clinical testing or that it will ultimately be approved for use in treating ulcerative colitis outside of its current use in Chinese medicine. The development of new drugs is a complex and uncertain process, and many promising candidates fail to reach the market as approved pharmaceutical products.

Animal Experiment Research

Preclinical studies in animal models of ulcerative colitis provide initial evidence of Phyto-N’s possible therapeutic potential. In a well-established model using 8-week-old male C57BL/6 mice with dextran sulfate sodium (DSS)-induced colitis, oral administration of Phyto-N (3.3g/kg/d) for 10 days significantly reduced disease severity compared to control groups receiving either mesalazine (100mg/kg/d, positive control) or physiological saline. Phyto-N-treated mice exhibited decreased weight loss, improved colon morphology, and increased colon length, indicating a reduction in inflammation and tissue damage.

In Figure 1, statistical significance is indicated by p-values. The p-value is a statistical measure that indicates the probability of obtaining test results at least as extreme as the observed results, assuming that the null hypothesis (typically that there is no real difference between groups) is true. A smaller p-value suggests stronger evidence against the null hypothesis. In scientific research, p-values less than 0.05 (p < 0.05) are generally considered statistically significant, indicating that the observed difference between groups is unlikely to have occurred by chance.

In our study:

●	p < 0.05 (indicated by *) suggests a statistically significant difference between the groups.
●	p < 0.01 (indicated by **) suggests a highly statistically significant difference.

The p-values shown in Figure 1A, which depicts the effect of Phyto-N on DSS-induced colonic length in mice, indicate that the differences in colon length between the Phyto-N treated group and the DSS control group are statistically significant (p < 0.01). This high level of statistical significance suggests that the protective effect of Phyto-N on colon length reduction in DSS-induced colitis is very likely to be a real effect rather than a result of random chance.

Colon length is an important indicator of inflammation in colitis models, with shorter colon length typically indicating more severe inflammation. The statistically significant difference in colon length between the Phyto-N treated group and the DSS control group supports our hypothesis that Phyto-N has a protective effect against colitis-induced inflammation in this model.

The Disease Activity Index (DAI), a composite score encompassing weight loss, stool consistency, and rectal bleeding, was significantly lower in the Phyto-N group by day 14 of treatment and continued to improve until the end of the study (Figure 1C). Specifically, the mean DAI scores at day 14 were 2.75 ± 0.0.85 for the Phyto-N group, compared to 4.10 ± 0.45 for the control group (p < 0.01). By the end of the study at day 20, the mean DAI scores were 7.45 ± 0.76 for the Phyto-N group and 5.15 ± 0.0.75 for the control group (p < 0.001). The lower DAI scores in the Phyto-N group indicate a significant reduction in disease severity on body weight loss (Figure 1D), stool consistency, and rectal bleeding. This improvement is promising as it suggests that Phyto-N may not only alleviate symptoms rapidly but also maintain its potential therapeutic effect over time. The sustained lower DAI scores in the Phyto-N group compared to the control group demonstrate the potential of Phyto-N as a candidate treatment for ulcerative colitis, potentially capable of providing both quick relief and long-term management of the disease. However, further clinical studies are needed to confirm these findings in human patients.

A
B
C
D
Colon length(cm)
Con
Mod
Pos
PhN
DAI
Days
Body weight

Figure 1. Pharmacological Effects of Phyto-N on Moderate to Severe Ulcerative Colitis

Note: (A) Effect on DSS-induced colonic length in mice; (B) Gross observation of colon morphology in mice; (C) Line graph of DAI scores in mice; (D) Line graph of body weight changes in mice. The result is represented by x̅±S. x̅±S means the average plus or minus the standard deviation, a measure of variability in the data. * indicates P<0.05; ** indicates P<0.01. P-values indicate the statistical significance of the results, with lower values suggesting stronger evidence.

Histopathological analyses of colon tissues revealed that Phyto-N treatment markedly reduced inflammatory cell infiltration, preserved mucosal architecture, and increased goblet cell count compared to control groups (Figure 2). These preliminary findings suggest Phyto-N’s potential ability to alleviate inflammation, promote tissue repair, and maintain intestinal barrier integrity, which are essential for achieving and sustaining remission in ulcerative colitis.

Figure 2. Pharmacological Effects of Phyto-N on Moderate to Severe Ulcerative Colitis

Note: Observations of H&E stained sections of mouse colon tissue (H&E,200×).

To elucidate the molecular mechanisms underlying Phyto-N’s anti-inflammatory effects, further experiments were conducted focusing on key pathways involved in the pathogenesis of ulcerative colitis. The results showed that after administration of Phyto-N, the protein expression of IL-6, TNF-α, IL-1β, IL-18 in the colon tissues of mice with ulcerative colitis decreased, and the levels of IL-6, TNF-α, IL-1β, IL-18 in the serum decreased (Figure 3), as well as the gene expression of NLRP3, NF-κB, Caspase-1, GSDMD in the colon tissues of mice (Figure 4). These preliminary findings suggest that Phyto-N may exert its therapeutic effects by inhibiting the activation of NF-κB and the NLRP3 inflammasome, thereby reducing the production and secretion of pro-inflammatory mediators and preventing pyroptosis, a highly inflammatory form of programmed cell death (Figure 5).

Figure 3. Pharmacological Effects of Phyto-N on Moderate to Severe Ulcerative Colitis

Comparison of serum IL-6, TNF-α, IL-1β and IL-18 levels in mice. The result is represented by x̅±S. * indicates P<0.05; ** indicates P<0.01.

Figure 4. Pharmacological Effects of Phyto-N on Moderate to Severe Ulcerative Colitis

Comparison of NLRP3, NF-κB, Caspase1, GSDMD mRNA expression levels in mice. The result is represented by x̅±S. * indicates P<0.05; ** indicates P<0.01.

The preliminary data from these studies suggest that Phyto-N may have the potential ability to modulate both upstream regulators (e.g., NF-κB) and downstream effectors (e.g., IL-6, TNF-α) of the inflammatory response. This potentially multi-faceted mechanism of action warrants further investigation in clinical studies to determine its potential therapeutic effects. While these early results are encouraging, it’s important to note that animal studies may not always translate directly to human outcomes.

These studies were conducted in Yunnan Branch of the Institute of Medicinal Plant Development, Chinese Academy of Medical Sciences in China. No adverse or severe adverse events were observed in the Phyto-N treated group during this study.

The preclinical studies in animal models of ulcerative colitis suggest potential effects of Phyto-N that warrant further investigation. In the DSS-induced colitis model using 8-week-old male C57BL/6 mice, oral administration of Phyto-N (3.3g/kg/d) for 10 days appeared to reduce some markers of disease severity compared to control groups. However, it’s important to note that animal models may not fully replicate human disease conditions. The molecular studies indicated possible effects of Phyto-N on inflammatory pathways, including reductions in certain pro-inflammatory cytokines and gene expressions related to inflammation. However, these findings are preliminary and their clinical significance remains to be determined through extensive further research.

In conclusion, the preclinical data and limited clinical observations suggest that Phyto-N may have potential in the treatment of ulcerative colitis. However, it is crucial to emphasize that these findings are preliminary and based on early-stage research. Extensive further research, including rigorous clinical trials, would be necessary to establish any potential therapeutic effects or safety profile of Phyto-N in humans. The goal of improving treatment options for patients with ulcerative colitis drives our commitment to rigorous scientific investigation and adherence to regulatory standards.

Figure 5. Mechanism of Phyto-N Treatment for Severe Ulcerative Colitis

Note: Phyto-N can enter the cells and reduce the transcription of downstream nuclear inflammatory factors (IL-6, TNF-α, etc.) induced by the activation of NF-κB, reduce the formation of NLRP3-ASC-procaspase-1 inflammasomes, thereby inhibiting a series of reactions such as the generation of Caspase-1 leading to the splicing of pro-IL-1β and pro-IL-18 by GSDMD, reducing the levels of extracellular inflammatory factors IL-6, TNF-α, IL-1β, and IL-18, as well as cell pyroptosis, exerting a therapeutic effect on ulcerative colitis.

Atopic Dermatitis

Atopic dermatitis, a chronic inflammatory skin disorder, affects millions of people worldwide, causing significant discomfort and impacting quality of life. Current treatment options, such as topical corticosteroids, calcineurin inhibitors, and systemic immunosuppressants, often provide inadequate disease control and may lead to adverse effects. Dupilumab (Dupixent), the first targeted biologic therapy approved for moderate to severe atopic dermatitis, has shown promise by inhibiting the signaling of IL-4 and IL-13 through blockade of the IL-4 receptor α (IL-4Rα) chain. However, despite its efficacy, Dupilumab is associated with adverse events such as ocular diseases, erythema, and an increased risk of cutaneous T-cell lymphoma, likely due to its single-target approach and the saturation of IL-4Rα.

Phyto-N, a botanical drug candidate, is being investigated as a potential alternative treatment for atopic dermatitis. This report summarizes the preliminary findings from preclinical studies conducted on Phyto-N.

Preclinical studies in animal models of atopic dermatitis have provided evidence of Phyto-N’s therapeutic potential effects. In a study using 6-8-week-old male BALB/c mice, (a specific strain of laboratory mice) with DNCB-induced acute atopic dermatitis (a chemical used to induce a condition similar to atopic dermatitis in mice), oral administration of Phyto-N (3.3g/kg/d) for 21 days significantly improved skin appearance, reduced skin lesion scores, and promoted overall health compared to control groups receiving either dexamethasone (0.585mg/kg/d, a potent anti-inflammatory steroid) or physiological saline. These benefits were evident as early as the 8th day of treatment and continued to improve until the end of the study period.

Histological analyses showed that Phyto-N treatment reduced skin keratinization (excessive production of keratin, a protein in the outer layer of skin), incomplete keratinization, and epidermal thickening in mice with acute atopic dermatitis (Figure 6 A, B). Additionally, Phyto-N decreased the infiltration of inflammatory cells and mast cells (types of immune cells involved in allergic reactions) in the dermis while promoting the growth of adnexal structures such as hair follicles and sebaceous glands, indicating its ability to restore skin structure and function.

Importantly, Phyto-N demonstrated potential anti-inflammatory properties by significantly reducing TNF-α levels (a protein involved in systemic inflammation) in the skin tissue of atopic dermatitis mice (Figure 6C), suggesting its potential effects in modulating immune responses and alleviating inflammation. These findings highlight Phyto-N’s potential approach to treating atopic dermatitis in animal model, targeting not only the visible symptoms but also the underlying immunological mechanisms.

The preclinical data demonstrating Phyto-N’s potential effects on improving skin appearance, reducing dermatitis scores, modulating skin keratinization, and decreasing inflammation provide experimental evidence to support its therapeutic potential in atopic dermatitis.

These studies were conducted in Yunnan Branch of the Institute of Medicinal Plant Development, Chinese Academy of Medical Sciences in China. No adverse or severe adverse events were observed in the Phyto-N treated group during this study.

While the multi-target, anti-inflammatory approach of Phyto-N observed in these preclinical studies appears promising, it is crucial to emphasize that these are early-stage findings. There is no guarantee that these effects will translate effectively to human patients or that Phyto-N will successfully navigate the drug development process. The path from these early results to a clinically approved drug is long, complex, and uncertain, typically involving years of additional research, large-scale clinical trials, and rigorous regulatory reviews.

As we continue to advance Phyto-N through clinical development, we remain cautiously optimistic about its potential while acknowledging the significant challenges ahead. The goal of improving treatment options for patients with atopic dermatitis drives our commitment to rigorous scientific investigation and adherence to regulatory standards.

Figure 6. Pharmacological Effects of Phyto-N on Atopic Dermatitis

Note: (A) H&E staining of mice dorsal skin tissue (H&E, 200×); (B) Epidermal thickness of mice; (C) Determination of TNF-α content in mice skin lesions. The result is represented by x̅±S. * indicates P<0.05; ** indicates P<0.01.

Virus Infection: COVID-19

The emergence of COVID-19 caused by Severe Acute Respiratory Syndrome Coronavirus 2 (SARS-CoV-2) has inflicted unprecedented damage on the global healthcare system, with over 770 million reported infections and 6.9 million deaths worldwide. While vaccines have been developed to prevent the disease, there remains a critical need for effective therapeutic agents to treat COVID-19 patients and reduce the risk of severe complications. Current treatment options primarily focus on symptomatic relief using palliative medications, which often come with side effects such as gastrointestinal reactions and leukocyte damage. Given the high infectivity, rapid spread, and diverse sequelae associated with COVID-19, preventive strategies are of paramount importance in controlling the pandemic.

Phyto-N, a botanical drug candidate, is being investigated as a potential prophylaxis and treatment of COVID-19 in animal models. Phyto-N has demonstrated in animal studies the ability to reduce viral loads in various organs and inhibit inflammation, thereby addressing the underlying mechanisms of SARS-CoV-2 infection. We believe that by targeting the virus at its source and modulating the host immune response, Phyto-N has the potential to prevent the development of severe COVID-19 and limit the spread of the virus in animal models.

The potential prophylactic effects of Phyto-N were evaluated in a hamster model of SARS-CoV-2 infection. Hamsters are commonly used in COVID-19 research because they develop symptoms similar to humans when infected with SARS-CoV-2. Animal experiments were conducted at the Biosafety level 3 facilities of Rutgers University in the United States have confirmed the favorable effects of Phyto-N treatment during SARS-CoV2 infection. Hamsters were divided into two groups, no treatment group (n=10) and Phyto-N (260 mg/ animal) pre-treatment group (oral gavage (n=10) for one week before infection). All the 20 hamsters were infected with SARS-CoV-2 (103 PFU) via intranasal inoculation with 50µL inoculum prepared in sterile 1X PBS. PFU stands for Plaque-Forming Units, which is a measure of the number of infectious virus particles. Intranasal inoculation means the virus was introduced into the hamsters’ nasal passages. Five hamsters from each group were euthanized at 4 and 7-days post-infection (dpi), and tissues (lungs, liver, spleen, kidney, heart, and brain) were collected for analysis. Viral load in tissues was determined by plaque assay. Histopathological analysis was performed on tissue sections stained with hematoxylin and eosin (H&E). H&E staining allows researchers to visualize tissue structures and cellular changes under a microscope. Immunohistochemistry and mRNA-fluorescent in situ hybridization (mRNA-FISH) were used to assess the expression of immune cells and cytokines in the lungs. These techniques help identify specific types of cells and molecules in tissue samples. Gene expression of cytokines and immune markers in various tissues was evaluated using quantitative real-time PCR (qPCR). qPCR measures the amount of specific genes being expressed in a tissue.

Reduced body weight loss: hamsters pre-treated with Phyto-N showed less body weight loss compared to untreated hamsters from day 1 to 7 post-infection. The mean body weight loss was approximately 2% in the Phyto-N pre-treated group, compared to 5% in the untreated group at 2-4 dpi. This suggests that Phyto-N may help maintain overall health during infection.

Lower Viral load in tissues: a significant reduction in viral load was noted in the lungs of hamsters treated with Phyto-N before infection at both 4- and 7-days post-infection (dpi) (Figure 7). This indicates that Phyto-N may help control the amount of virus in the lungs throughout the infection.

Figure 7. Viral load in the lung at 4- and 7-days post-infection (dpi). The result is represented by x̅±SE. * indicates P<0.05; ** indicates P<0.01; *** indicates P<0.005. x̅±SE means the average plus or minus the standard error. P-values indicate the statistical significance of the results, with lower values suggesting stronger evidence.

Viral loads were also significantly lower in the liver, kidney, spleen, heart, and brain at 4 dpi in the Phyto-N pre-treated group (Figures 8). This result suggests that pre-treatment with Phyto-N before infection may have a beneficial role on the host to control the SARS-CoV-2 dissemination and to curb the viral load in the lungs as well as the extra pulmonary organs, particularly during early phase of infection (e.g., 4dpi). This implies that Phyto-N may help prevent the virus from spreading to other organs beyond the lungs.

Figure 8. Viral load in the lung, liver and kidney at 4 dpi. The result is represented by x̅±SE. * indicates P<0.05; ** indicates P<0.01; *** indicates P<0.005.

Reduced histopathological changes (H&E staining): Phyto-N pre-treatment reduced inflammation, inflammatory cell infiltration, and bronchiolar epithelial hyperplasia in hamster lungs at 4 and 7 dpi (Figure 9). This means that Phyto-N appeared to decrease the damage and abnormal changes in lung tissue caused by the virus.

Untreated
Phyto-N treated
4-day Post Infection
7-day Post Infection

Figure 9. H&E-stained sections of the lungs from untreated and Phyto-N treated hamsters at 4 and 7 dpi.

The severity of pathologic manifestations, such as thrombotic lesions and tissue degeneration, was reduced in the liver and kidney of Phyto-N pre-treated hamsters, while a slight reduction in hemorrhagic response was observed in the brain at 4 dpi. This suggests that Phyto-N may help protect other organs from damage caused by the virus or the body’s response to it.

Modulation of immune cell infiltration (Immunohistochemistry): Increased infiltration of CD3 positive T cells and decreased infiltration of activated macrophages (IBA1 positive cells) were observed in the lungs of Phyto-N pre-treated hamsters compared to untreated infected hamsters (Figures 10 & 11), indicating a potential immunomodulatory effect of Phyto-N. This means Phyto-N may help balance the immune response, potentially reducing harmful inflammation while maintaining protective immunity.

Control_D4
PhytoN_D4
Control_D7
PhytoN_D7
SARS
IBA1
CD3

Figure 10. Immunohistochemistry of lung with or without Phyto-N treatment

Figure 11. Immune cells in SARS-CoV-2 infected Hamster Lungs with or without Phyto-N treatment measured by immunofluorescence. The result is represented by x̅±SE. * indicates P<0.05; ** indicates P<0.01; *** indicates P<0.005.

Regulation of cytokine and immune marker gene expression:

Phyto-N pre-treatment upregulated the expression of IFN-γ, IL-1β, TNF-α, CCL2, IL-10, and IL-4 in the lungs, spleen, liver, kidney, brain, and heart of hamsters, while decreasing the expression of IL-6, CRP, and TMPRSS in various organs, further suggesting its immune-modulatory properties. These changes in gene expression suggest that Phyto-N may help regulate the immune response, potentially reducing harmful inflammation while maintaining protective immunity.

Pre-treatment with Phyto-N before SARS-CoV-2 infection was observed to have protective effects in a hamster model. Pre-treatment with Phyto-N was associated with reduced replicative viral burden at the site of infection (lungs) and viral dissemination, as noted by reduction in viral load in extrapulmonary organs, such as liver, kidney, spleen, heart and brain. The improved viral load clearance in Phyto-N pre-treated hamster appeared to be more pronounced during early stages (i.e., 4dpi) of SARS-CoV-2 infection. Therefore, it can be hypothesized that administration of Phyto-N acts as an immune-booster and prepares the host to defend the viral replication in the internal organs. The reduced viral load in organs might also have a positive association with the improvement in body weight loss in the Phyto-N pretreated hamsters, compared to untreated animals. The histopathologic analysis of internal organs of SARS-CoV-2 infected hamsters also suggested signs of immune modulation, marked by a mild to moderate level of reduction in disease severity in the Phyto-N pretreated animals, compared to the untreated animals.

Phyto-N pre-treatment reduced body weight loss, viral loads in the lungs and extrapulmonary organs, and the severity of histopathological changes in the lungs, liver, and kidney. The observed protective effects of Phyto-N might be associated with increased infiltration of T cells, decreased infiltration of activated macrophages in the lungs, and modulation of cytokine and immune marker expression in various organs. No adverse or severe adverse events were observed in the Phyto-N treated group during this study.

In conclusion, the preclinical studies suggest that Phyto-N may be a promising prophylactic agent against SARS-CoV-2 infection in this animal model, with the potential to reduce viral load, mitigate inflammatory responses, and prevent severe COVID-19 complications. While the preclinical data on Phyto-N in the context of COVID-19 prevention presents intriguing possibilities, it is important to note that results from animal studies may not directly translate to human outcomes. The path from these early results to a clinically approved drug is long, complex, and uncertain, typically involving years of additional research, large-scale clinical trials, and rigorous regulatory reviews. As we continue to advance Phyto-N through clinical development, we remain cautiously optimistic about its potential while acknowledging the significant challenges ahead. Extensive clinical research is needed to establish its safety and efficacy in humans. We look forward to conducting these necessary studies and reporting on the results as they become available.

Diabetes

Diabetes, a chronic metabolic disorder characterized by elevated blood glucose levels, affects millions of people worldwide. While current treatments, such as insulin and metformin, have been lifesaving for many patients, there remains a significant unmet need for more effective and comprehensive therapies that can address the complex pathophysiology of diabetes and its associated complications. Phyto-N, a botanical drug candidate, has demonstrated therapeutic potential in animal studies, suggesting potential for further investigation in the management of diabetes.

The high-sugar and high-fat diet combined with low-dose intraperitoneal injection of streptozotocin (STZ), a chemical that damages insulin-producing cells, was used to induce a type 2 diabetes mellitus (T2DM) rat model. According to the groups, gastric lavage was administered continuously for 12 weeks with Phyto-N (1.8g/kg/d), the positive control drug metformin (0.2g/kg/d, a common diabetes medication), or a placebo with equivalent physiological saline.

After administering Phyto-N, the body weight of diabetic rats increased, which can be a positive sign in diabetes management. Fasting blood glucose concentration and glycated hemoglobin (HbA1c) concentration decreased (Figure 12). HbA1c is a measure of average blood sugar levels. Phyto-N also reduced fasting serum insulin concentration, with its effect comparable to the first-line hypoglycemic drug metformin in animal studies. Oral glucose tolerance test (OGTT) analysis measures how well the body processes glucose. Phyto-N decreased the area under the curve (AUC) of OGTT curve, indicating improved glucose processing. The peak blood glucose level was significantly lower than that in the metformin drug group. Insulin tolerance test (ITT) analysis measures how sensitive the body is to insulin. Phyto-N decreased the AUC of ITT curve, and the blood sugar levels at all time points were significantly lower than that in the metformin drug group (Figure 12).

Figure 12. Pharmacological Effects of Phyto-N on Diabetes

Note: (A) Body weight of rats; (B) Fasting blood glucose concentration of rats; (C) HbA1c concentration of rats; (D) Insulin concentration of rats; (E) OGTT AUC of rats; (F) ITT AUC of rats. The result is represented by x̅±S. * indicates P<0.05, ** indicates P<0.01.

Figure 13. Pharmacological Effects of Phyto-N on Diabetes

Note: (A) Homeostatic model assessment for insulin resistance (HOMA-IR) and homeostatic model assessment for insulin sensitivity (HOMA-IS) of rats; (B) TG, TC, HDLC and LDLC concentration of rats. The result is represented by x̅±S. * indicates P<0.05, ** indicates P<0.01.

Figure 14. Pharmacological Effects of Phyto-N on Diabetes

Note: (A) ALT and AST concentration of rats; (B) Blood urea nitrogen (UREA) and creatinine (CREA) concentration of rats. The result is represented by x̅±S. * indicates P<0.05, ** indicates P<0.01.

Additionally, Phyto-N reduced the insulin resistance index HOMA-IR and increased the insulin sensitivity index HOMA-IS in diabetic rats (Figure 13). These are important measures of how well the body responds to insulin. Phyto-N improved lipid profile by reducing levels of triglycerides (TG), total cholesterol (TC), and low-density lipoprotein cholesterol (LDL-C), while increasing high-density lipoprotein cholesterol (HDL-C).

Beyond its effects on glycemic control, Phyto-N demonstrated benefits in protecting the structure and function of key organs affected by diabetes. Histological analyses revealed that Phyto-N restored pancreatic tissue morphology, improved liver tissue structure, and reduced markers of kidney dysfunction, such as UREA and CREA levels (Figure 14). These findings suggest that Phyto-N may have the potential to prevent or reverse diabetes-related complications, such as pancreatic beta-cell dysfunction, nonalcoholic fatty liver disease, and diabetic nephropathy.

These studies were conducted in Yunnan Branch of the Institute of Medicinal Plant Development, Chinese Academy of Medical Sciences in China. No adverse or severe adverse events were observed in the Phyto-N treated group during this study.

The data from our preclinical studies suggests that Phyto-N may have the potential to influence glycemic control, insulin sensitivity, and organ protection in animal models of diabetes. The observed multifaceted effects of Phyto-N in these preclinical studies present an interesting avenue for future investigation in diabetes treatment. If these effects are confirmed in human studies, Phyto-N could potentially offer a new approach for patients seeking improved long-term outcomes and quality of life. However, it’s important to note that many promising preclinical candidates do not successfully translate to effective human therapies.

We will thoroughly evaluate Phyto-N’s safety and efficacy in humans. Our goal is to explore whether Phyto-N could potentially address some of the unmet needs in diabetes care.

Prevention and Treatment of Nonalcoholic Fatty Liver Disease

Nonalcoholic fatty liver disease (NAFLD) is a chronic liver condition characterized by excessive fat accumulation in the liver, often leading to inflammation, fibrosis, and cirrhosis. Nonalcoholic fatty liver disease (NASH) is an inflammatory subtype of NAFLD, characterized by hepatic steatosis and evidence of hepatocellular injury (ballooning) and inflammation, with or without fibrosis. Despite the recent approval of Rezdiffra (resmetirom) by the US FDA in March 2024 as the first drug for the treatment of NASH, there remains a significant unmet need for safe and effective therapies that can address the underlying pathophysiology of NAFLD and prevent its progression.

Rezdiffra, a thyroid hormone receptor-β (THR-β) agonist, aims to target the impaired THR-β activity in the liver, which contributes to decreased mitochondrial function, reduced β-oxidation of fatty acids, and subsequent inflammation and fibrosis. However, Rezdiffra is associated with common side effects such as diarrhea and nausea, and its label includes a safety warning for physicians to monitor liver enzymes and liver-related adverse events. Moreover, the FDA recommends limiting the use of statins in patients receiving Rezdiffra due to potential drug interactions. Phyto-N, a botanical drug, offers a promising alternative approach to the prevention and treatment of NAFLD.

Preclinical studies in animal models of NAFLD evaluated the therapeutic potential of Phyto-N in preventing and treating this chronic liver condition.

Nonalcoholic Fatty Liver Disease (Prevention)

Nonalcoholic Fatty Liver Disease (NAFLD) is a condition where excess fat accumulates in the liver of people who drink little or no alcohol. To study the potential preventive effects of Phyto-N on NAFLD, 40 male SPF C57BL/6 mice, a specific strain of laboratory mice, were treated with Gubra-Amylin NASH (GAN) feed for 22 consecutive weeks to induce NAFLD. From the 4th week onwards until the end of modeling, the Phyto-N group was administered Phyto-N (3.9g/kg/d) via gastric lavage, the Positive group was administered metformin (0.221g/kg/d), a common diabetes medication, via gastric lavage, and the other groups were administered equivalent physiological saline. Insulin resistance is an important factor in the occurrence and development of NAFLD. After insulin resistance occurs, glucose in the blood is converted into triglycerides stored in the liver, which then leads to liver damage and inflammation. We first observed changes in body weight and blood sugar trends in mice and found that after Phyto-N intervention, both body weight and blood sugar decreased compared to model mice. Results from OGTT and ITT analyses suggested that Phyto-N improved glucose tolerance and insulin sensitivity in mice fed a high-fat diet (Figure 15). After Phyto-N intervention, the liver color of mice returned to a healthy deep red, the greasy feeling disappeared, and the weight and index of the liver decreased.

Figure 15. Preventive Effect of Phyto-N on Nonalcoholic Fatty Liver Disease

Note: (A) Body weight and (B) blood sugar trends in mice; AUC of OGTT (C) and ITT (D) in mice; (E) Liver weight and (F) liver index of mice. The result is represented by x̅±S. * indicates P<0.05, ** indicates P<0.01.

H&E staining of the liver tissue showed a significant reduction in the number of white vacuoles in mice given Phyto-N, indicating inhibition of liver steatosis, and the volume of liver cells decreased, with occasional vesicular fat vacuoles and no inflammatory reaction observed (Figure 16). Oil red O staining of the liver showed that Phyto-N could reduce the number and volume of red lipid droplets accumulated in liver cells. Serum index analysis showed that Phyto-N improved blood lipid levels and liver function in mice. Inflammatory factors IL-1β, IL-6, and TNF-α in the liver were also significantly reduced by Phyto-N, suggesting potential anti-inflammatory effects.

A
Con
Mod
Pos
PhN
50μm
B
Con
Mod
Pos
PhN
50μm
C
AST(U/L)
Con
Mod
Pos
PhN
ALT(U/L)
Con
Mod
Pos
PhN
LDL-C(mmol/L)
Con
Mod
Pos
PhN

Figure 16. Preventive Effect of Phyto-N on Nonalcoholic Fatty Liver Disease

Note: (A) Liver tissue staining slice observation (H&E, 200x), black arrow indicates fatty vacuoles, blue arrow indicates balloon-like lesions; (B) Liver tissue staining slice observation (oil red O, 200×); (C) Serum AST, ALT, and LDL-C. The result is represented by x̅±S. * indicates P<0.05, ** indicates P<0.01.

These findings suggest that Phyto-N can effectively prevent the development and progression of NAFLD potentially by modulating glucose and lipid metabolism, enhancing insulin sensitivity, reducing hepatic steatosis and inflammation, and improving overall liver function in this animal model.

Nonalcoholic Fatty Liver Disease (Treatment)

Building on the preventive effect of Phyto-N on NAFLD in animal model, we further investigated its therapeutic effect on NAFLD. Forty male SPF C57BL/6 mice were induced with Gubra-Amylin NASH (GAN) feed for 22 consecutive weeks, and drug intervention began in the 22nd week while continuing to feed them with GAN control feed. For 12 weeks continuously, the Phyto-N group was administered Phyto-N (3.9g/kg/d) via gastric lavage, the Positive group was administered metformin (0.221g/kg/d) via gastric lavage, and the other groups were administered equivalent physiological saline. The main research results obtained are as follows: Phyto-N intervention reduced the body weight and blood sugar of NAFLD mice (Figure 17).

Body Weight（g）
Weeks
administration
Con
Mod
Pos
PhN
Blood glucose values（mmol/L）
Weeks
administration
Con
Mod
Pos
PhN
Body Weight（g）
**
**
*
Con
Mod
Pos
PhN
Blood glucose values（mmol/L）
**
**
**
Con
Mod
Pos
PhN

Figure 17. Therapeutic Effect of Phyto-N on Nonalcoholic Fatty Liver Disease

Note: Body weight and blood sugar trends in mice. The result is represented by x̅±S. * indicates P<0.05, ** indicates P<0.01.

Phyto-N intervention could significantly reduce AST and ALT enzymes that indicate liver damage when elevated, improving liver damage in mice induced by a high-fat diet (Figure 18).

Figure 18. Therapeutic Effect of Phyto-N on Nonalcoholic Fatty Liver Disease

Note: (A) Liver tissue staining slice observation (H&E, 200x), black arrow indicates fatty vacuoles; blue arrow indicates balloon-like lesions; (B) Serum AST and ALT. The result is represented by x̅±S. * indicates P<0.05, ** indicates P<0.01.

These results demonstrate that Phyto-N, even when the high-fat diet was continued, can effectively treat established NAFLD by reducing hepatic steatosis, improving liver function, and attenuating inflammation, even in the presence of ongoing dietary challenges in animal model.

In conclusion, preclinical studies suggest potential benefits of Phyto-N for the prevention and treatment of NAFLD. By affecting multiple pathways potentially involved in the pathogenesis of NAFLD, including glucose and lipid metabolism, insulin resistance, and inflammation, Phyto-N may offer an alternative approach to managing this complex liver disorder. However, further research is needed to confirm these initial findings.

These studies were conducted in Yunnan Branch of the Institute of Medicinal Plant Development, Chinese Academy of Medical Sciences in China. While no adverse or severe adverse events were observed in the Phyto-N treated group during this preclinical study, it’s important to note that results in animal studies don’t always translate directly to humans.

As Curanex advances Phyto-N through clinical development, we hope that this botanical drug candidate may provide an alternative approach to current NAFLD therapies, potentially addressing some limitations of single-target approaches. With its observed anti-inflammatory and hepatoprotective properties in preclinical studies and potential for disease modification, Phyto-N could represent a new direction in the management of NAFLD and its associated comorbidities. However, clinical trials are necessary to establish its efficacy and safety in humans.

Gout

Gout, a common form of inflammatory arthritis, is caused by the deposition of monosodium urate crystals in joints and surrounding tissues due to hyperuricemia. Current treatments for gout, such as Febuxostat, aim to reduce serum uric acid levels by inhibiting xanthine oxidase, the enzyme responsible for uric acid synthesis. However, despite its efficacy in lowering uric acid levels, Febuxostat carries a black box warning from the FDA, indicating an increased risk of cardiovascular death in gout patients. The pathogenesis of gout involves the activation of inflammatory pathways, with urate crystals triggering the secretion of key inflammatory mediators such as TNF-α, Caspase-1, IL-6, IL-18, and IL-1β at the site of inflammation. These mediators recruit neutrophils and perpetuate the inflammatory cascade, leading to the clinical manifestations of gouty arthritis and nephropathy. The NLRP3 inflammasome, a critical component of the innate immune system, plays a pivotal role in the progression of gout-related diseases.

Phyto-N, a botanical drug candidate, has shown potential in preclinical studies as an alternative approach to gout treatment. These studies suggest that Phyto-N may reduce the activation of the NLRP3 inflammasome through ubiquitination modification and other pathways, thereby decreasing the secretion of downstream inflammatory factors.

Gouty Nephritis

Gouty nephritis is characterized by hyperuricemia accompanied by renal damage. Due to disturbances in purine metabolism in the body, uric acid is either overproduced or excreted insufficiently, leading to prolonged saturation of uric acid in the body. Subsequently, the deposition of urate crystals in the kidneys causes damage, leading to gouty nephritis.

Uric acid (UA), creatinine (Cr), blood urea nitrogen (BUN) are important indicators for evaluating renal function. Higher levels of these substances in the blood typically indicate impaired kidney function. Xanthine oxidase (XOD) and adenosine deaminase (ADA) are key enzymes in the process of uric acid production, while TNF-α, Caspase-1, IL-6, IL-18, IL-1β, and NLRP3 are important inflammatory factors in the body. These inflammatory factors are proteins that promote inflammation and are often elevated in various diseases.

Animal experiments have suggested the potential good therapeutic effect of Phyto-N on gouty nephritis. 60 SPF-grade (Specific Pathogen Free, meaning the animals are free from certain pathogens) male KM mice were administered an oral suspension of adenine (100mg/kg) and potassium oxonate (500mg/kg) to induce hyperuricemia and renal damage. The animals were then divided into three groups, receiving either Phyto-N (2.6g/kg/d), the positive control drug nifedipine (5.2mg/kg/d), or physiological saline for 3 weeks via gastric lavage.

The results demonstrated that Phyto-N significantly reduced serum levels of uric acid (UA), creatinine (Cr), blood urea nitrogen (BUN), xanthine oxidase (XOD), and adenosine deaminase (ADA), which are key indicators of renal function and uric acid metabolism (Figure 19). Histological analyses revealed that Phyto-N treatment improved renal fibrosis (scarring of kidney tissue), glomerular atrophy (shrinkage of kidney filtering units), and tubular dilatation (widening of kidney tubules) caused by the adenine and potassium oxonate administration.

A
UA(μmol/L)
Cr(μmol/L)
BUN(mmol/L)
Con
Mod
Pos
PhN
B
XOD Vitality(U/gprot)
ADA Vitality(U/L)
SOD Vitality(U/mgprot)

Figure 19. Pharmacological Effects of Phyto-N on Gouty Nephritis

Note: (A) UA, Cr and BUN in mice serum; (B) XOD, ADA in mouse liver and SOD in mice kidney. The result is represented by x̅±S. x̅±S means the average plus or minus the standard deviation, a measure of variability in the data. * indicates P<0.05; ** indicates P<0.01. P-values indicate the statistical significance of the results, with lower values suggesting stronger evidence.

Furthermore, Phyto-N increased the activity of superoxide dismutase (SOD) in the kidneys, an important antioxidant enzyme which helps protect cells from damage caused by harmful molecules, and significantly decreased the levels of inflammatory factors TNF-α, Caspase-1, IL-6, IL-18, IL-1β, and NLRP3 (Figure 20). These findings suggest that Phyto-N may exert its therapeutic effects by modulating oxidative stress and inflammation in gouty nephritis animal model.

Figure 20. Pharmacological Effects of Phyto-N on Gouty Nephritis

Inflammatory factors in mice kidney. The result is represented by x̅±S. * indicates P<0.05; ** indicates P<0.01.

Notably, during the experiment, Phyto-N also demonstrated a positive impact on the body weight and food intake of the gouty nephritis mice, suggesting its potential to improve overall health and quality of life in the context of this disease. In summary, the preclinical data suggested that Phyto-N can significantly alleviate inflammation in gouty nephritis and effectively reverse the symptoms of this condition by targeting the underlying pathogenic mechanisms in gout animal model.

Gouty Arthritis

Gouty arthritis, another manifestation of gout, occurs when urate crystals deposit in the joints due to prolonged hyperuricemia, leading to intense pain, swelling, and inflammation. This condition can significantly impact patients’ mobility and quality of life. To evaluate the potential positive effects of Phyto-N on treating gouty arthritis, a preclinical study was conducted using SPF-grade male SD rats. The animals were divided into three groups, receiving either Phyto-N (1.8g/kg/d), the positive control drug colchicine (0.3mg/kg/d), or physiological saline via gastric lavage for 7 days. On the seventh day, gouty arthritis was induced by injecting a 0.7% acetic acid solution intraperitoneally, with the dose adjusted according to the rats’ body weight. The analgesic effect of Phyto-N was assessed by measuring the number of twists after the acetic acid injection and the activity time in an open field experiment (Figure 21 A,B). These measurements are used to evaluate pain and discomfort in animal models. The results showed that Phyto-N significantly reduced pain-related behavior, demonstrating its potent analgesic properties. Moreover, following the intra-articular injection of urate crystals injection into the joint, rats in the Phyto-N group experienced a transient decrease in food intake and body weight, followed by a rapid rebound the next day. The rebound rate in the Phyto-N group was superior to that observed in the gouty arthritis model rats, suggesting that Phyto-N may promote recovery and mitigate the systemic effects of acute inflammation.

The anti-inflammatory effects of Phyto-N were further evaluated by measuring joint swelling at various time points (2h, 4h, 6h, 8h, 10h, 12h, and 24h) after urate crystal injection. Phyto-N treatment significantly reduced joint swelling compared to the control group, indicating potential effects on local inflammation in this animal model (Figure 21C). To assess potential effects of Phyto-N on liver and kidney function, serum levels of uric acid, creatinine (CREA), urea, alanine aminotransferase (ALT), and aspartate aminotransferase (AST) were measured in the animal model. ALT and AST are enzymes that can indicate liver damage when elevated in the blood. All five indicators decreased following Phyto-N administration, suggesting no observed adverse effects on the liver or kidneys function in this animal model (Figure 22).

A
B
C
Writhing Times
0
20
40
60
80
**
Con
Mod
Pos
PhN
Activity time (s)
0
100
200
300
24h swelling Index
-0.05
0.00
0.05
0.10
0.15
0.20
*
Round (cm)
1.6
1.8
2.0
2.2
2.4
2.6
2.8
Days
0
10
20
30
Con
Mod
Pos
PhN

Figure 21. Pharmacological Effects of Phyto-N on Gouty Arthritis

Note: (A) rats twist counts; (B) Rats activity time; (C) Swelling index of rats’ ankle joints at various time points; The result is represented by x̅±S. * indicates P<0.05; ** indicates P<0.01.

Uric (μmol/L)
400
300
200
100
0
**
**
**
Con
Mod
Pos
PhN
Urea (μmol/L)
8
6
4
2
0
*
**
*
Con
Mod
Pos
PhN
ALT (μmol/L)
80
60
40
20
0
**
**
**
Con
Mod
Pos
PhN
AST (μmol/L)
100
80
60
40
20
0
**
**
**
Con
Mod
Pos
PhN

Figure 22. Pharmacological Effects of Phyto-N on Serum Biochemical Parameters in Rats Gouty Arthritis

Note: The result is represented by x̅±S. * indicates P<0.05; ** indicates P<0.01.

These studies were conducted in Yunnan Branch of the Institute of Medicinal Plant Development, Chinese Academy of Medical Sciences in China. In conclusion, the experimental results suggest analgesic and anti-inflammatory effects of Phyto-N in preclinical models of gouty arthritis, with no observed any apparent side effects on the liver or kidneys in these studies. These findings suggest the promising therapeutic potential of Phyto-N in the management of this debilitating condition. As Curanex advances Phyto-N through clinical development for the treatment of gout, we believe that this botanical drug candidate may offer an alternative to current therapies.

By potentially affecting the underlying inflammatory pathways and reducing the activation of the NLRP3 inflammasome, Phyto-N has the potential to provide relief from both gouty nephritis and arthritis. The preclinical data, showing Phyto-N’s ability in animal models to reduce serum uric acid levels, alleviate inflammation, improve renal function, and mitigate pain and joint swelling, provide a basis for further clinical investigation. As we progress Phyto-N through clinical trials, we aim to develop a potential treatment option for gout patients worldwide, addressing the need for additional therapies in this field. However, it is important to note that results from preclinical studies may not necessarily translate to human patients, and the safety and efficacy of Phyto-N in humans can only be determined through rigorous clinical trials.

Competition

The pharmaceutical industry is characterized by rapidly advancing technologies and intense competition. While we believe that our knowledge, experience, and scientific resources provide us with competitive advantages, we face potential competition from many different sources, including major pharmaceutical, specialty pharmaceutical and biotechnology companies, academic institutions and governmental agencies and public and private research institutions. Any product candidates for which we complete clinical development successfully and for which we receive marketing approval may compete with existing therapies and new therapies that may become available in the future.

Many of our competitors have far greater marketing and research capabilities than us, such as Regeneron/Sanofi, Pfizer, LEO Pharma, Eli Lilly, Galderma, AbbVie, and Novartis, among others (Source: Market Data Forecast, 2023). These companies are focused on developing novel biologics, expanding their product portfolios, and investing in R&D to maintain their market position.

We also face potential competition from academic institutions, government agencies and private and public research institutions, among others, which may in the future develop products to treat those diseases that we currently or, in the future, seek to treat. The current market for treatments that assist in novel therapeutics for major unmet medical needs, is highly unknown. Our commercial opportunity would be reduced significantly if our competitors developed and commercialize products that are safer, more effective, more convenient, have fewer side effects or are less expensive than our product candidates.

Government Regulations

The development, manufacturing, and commercialization of our botanical drug product candidates are subject to extensive regulation by authorities in the United States and other countries. In the United States, the FDA is the primary regulatory agency overseeing the approval and marketing of new drugs. FDA imposes substantial requirements upon the research, development, preclinical and clinical testing, labeling, manufacture, quality control, storage, approval, advertising, promotion, marketing, distribution, and export of pharmaceutical products, including biologics, as well as significant reporting and record-keeping obligations. State governments may also impose obligations in these areas.

In the United States, pharmaceutical products are regulated by the FDA under the Federal Food, Drug, and Cosmetic Act, or FDCA, and other laws, including in the case of biologics, the Public Health Service Act. We believe, but cannot be certain, that our products will be regulated as biologics and drugs by the FDA. The process required by the FDA before biologics or drugs may be marketed in the United States generally involves the following:

●	preclinical laboratory evaluations, including formulation and stability testing, and animal tests performed under the FDA’s Good Laboratory Practices regulations to assess potential safety and effectiveness;

●	submission and approval of an IND, including results of preclinical tests and protocols for clinical tests, which must become effective before clinical trials may begin in the United States;

●	obtaining approval of Institutional Review Boards to administer the products to human subjects in clinical trials;

●	adequate and well-controlled human clinical trials to establish the safety and efficacy of the product for the product’s intended use;

●	development of manufacturing processes which conform to FDA current Good Manufacturing Practices, or cGMPs, as confirmed by FDA inspection;

●	submission of preclinical and clinical test results, and chemistry, manufacture and control information on the product to the FDA in a New Drug Approval Application, or NDA; and

●	FDA review and approval of an NDA, prior to any commercial sale or shipment of a product.

The testing and approval process requires substantial time, effort, and financial resources, and we cannot be certain that any approval will be granted on a timely basis, if at all.

The results of the preclinical tests, together with initial specified manufacturing information, the proposed clinical trial protocol, and information about the participating investigators, are submitted to the FDA as part of an IND, which must be approved before we may begin human clinical trials. Additionally, an independent Institutional Review Board at each clinical trial site proposing to conduct the clinical trials must review and approve each study protocol and oversee conduct of the trial. An IND becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day period, raises concerns or questions about the conduct of the trials as outlined in the IND and imposes a clinical hold. If the FDA imposes a clinical hold, the IND sponsor must resolve the FDA’s concerns before clinical trials can begin. Pre-clinical tests and studies can take several years to complete, and there is no guarantee that an IND we submit based on such tests and studies will become effective within any specific time period, if at all.

Human clinical trials are typically conducted in three sequential phases that may overlap:

●	Phase I: The drug is initially introduced into healthy human subjects or patients and tested for safety and dosage tolerance. Absorption, metabolism, distribution, and excretion testing is generally performed at this stage.

●	Phase II: The drug is studied in controlled, exploratory therapeutic trials in a limited number of subjects with the disease or medical condition for which the new drug is intended to be used in order to identify possible adverse effects and safety risks, to determine the preliminary or potential efficacy of the product for specific targeted diseases or medical conditions, and to determine dosage tolerance and the optimal effective dose.

●	Phase III: When Phase II studies demonstrate that a specific dosage range of the drug is likely to be effective and the drug has an acceptable safety profile, controlled, large-scale therapeutic Phase III trials are undertaken at multiple study sites to demonstrate clinical efficacy and to further test for safety in an expanded patient population.

Results of preclinical studies and trials, as well as detailed information about the manufacturing process, quality control methods, and product composition, among other things, are submitted to the FDA as part of an NDA seeking approval to market and commercially distribute the product on the basis of a determination that the product is safe and effective for its intended use. NDAs are used for products that are regulated as drugs, such as synthetic chemicals. Before approving an NDA, the FDA will inspect the facilities at which the product is manufactured and will not approve the product unless cGMP compliance is satisfactory. If applicable regulatory criteria are not satisfied, the FDA may deny the NDA or require additional testing or information. As a condition of approval, the FDA also may require post-marketing testing or surveillance to monitor the product’s safety or efficacy. Even after an NDA is approved, the FDA may impose additional obligations or restrictions (such as labeling changes), or even suspend or withdraw a product approval on the basis of data that arise after the product reaches the market, or if compliance with regulatory standards is not maintained. We cannot be certain that any NDA we submit will be approved by the FDA on a timely basis, if at all. Also, any such approval may limit the indicated uses for which the product may be marketed. Any refusal to approve, delay in approval, suspension or withdrawal of approval, or restrictions on indicated uses could have a material adverse impact on our business prospects.

Satisfaction of FDA requirements typically takes several years. The actual time required varies substantially, based upon the type, complexity, and novelty of the pharmaceutical product, among other things. Government regulation imposes costly and time-consuming requirements and restrictions throughout the product life cycle and may delay product marketing for a considerable period of time, limit product marketing, or prevent marketing altogether. Success in pre-clinical or early-stage clinical trials does not assure success in later stage clinical trials. Data obtained from preclinical and clinical activities is not always conclusive and may be susceptible to varying interpretations that could delay, limit, or prevent marketing approval. Even if a product receives marketing approval, the approval is limited to specific clinical indications. Further, even after marketing approval is obtained, the discovery of previously unknown problems with a product may result in restrictions on the product or even complete withdrawal of the product from the market.

As a company focused on botanical drug development, we are committed to complying with all applicable laws, regulations, and guidance set forth by the FDA and other relevant regulatory bodies, although it is costly and time-consuming. We recognize that the path to approval for botanical drugs may differ from that of traditional small molecules or biologics, and we will work closely with the FDA to ensure that our development programs meet the necessary requirements for safety, efficacy, and quality.

Botanical Drug Development Considerations

The FDA has established a specific framework for the development and review of botanical drugs. Within the FDA, the Center for Drug Evaluation and Research (CDER) is responsible for reviewing botanical drug applications. Specifically, the Office of New Drugs (OND), the Office of Nonprescription Drugs, and the Division of Clinical Evaluation and Pharmacology/Toxicology are involved in this process.

A key component of this framework is the Botanical Review Team (BRT), a specialized group within CDER that provides expertise in evaluating the unique challenges and scientific considerations involved in the development and regulation of botanical drugs. The BRT works to ensure that botanical drugs meet the same standards of quality, safety, and efficacy as other drug products.

The FDA has published a comprehensive guide, “Botanical Drug Development Guidance for Industry,” which outlines the process and requirements for developing botanical drugs. This guidance acknowledges the unique characteristics of botanical drugs, such as their complex nature and potential history of traditional use, while maintaining rigorous standards for safety and efficacy.

While the fundamental requirements for approval remain the same as for conventional drugs, the FDA’s approach recognizes the distinctive aspects of botanical drugs. Each botanical drug candidate is evaluated on a case-by-case basis, considering its specific properties and the totality of evidence supporting its use.

Unique challenges in botanical drug development include:

1.	Complexity of botanical extracts: Unlike single-molecule drugs, botanical drugs often contain multiple active compounds, making it challenging to identify and characterize all active ingredients.

2.	Standardization and quality control: Ensuring consistent composition and potency of botanical drugs can be challenging due to natural variations in plant materials.

3.	Pharmacokinetics and drug interactions: The complex nature of botanical extracts can make it difficult to predict how they will be absorbed, metabolized, and excreted by the body, as well as potential interactions with other drugs.

4.	Intellectual property protection: Patenting botanical drugs can be more challenging than single-molecule drugs, potentially affecting market exclusivity.

5.	Manufacturing challenges: Scaling up production while maintaining consistency and quality can be more complex for botanical drugs than for synthetic drugs.

These unique aspects of botanical drug development may result in a more complex and potentially longer regulatory review process, additional costs, and a higher risk of regulatory delays or rejections compared to conventional drug development.

Our Regulatory Strategy for Phyto-N

Considering these unique challenges for botanical drugs, our regulatory strategy for Phyto-N is tailored to address these specific issues while meeting FDA requirements. Key components of our regulatory approach include:

1. Engaging early and often with the FDA: We will proactively seek guidance from the FDA on the most appropriate development path for Phyto-N, including the design of preclinical studies, clinical trials, and CMC (Chemistry, Manufacturing, and Controls) requirements. By maintaining an open and transparent dialogue with the agency, we aim to minimize regulatory risks and optimize our chances of success.

2. Leveraging existing human experience: Phyto-N has a long history of human use as an herbal medicine, with thousands of patients having used it over the past 30 years. We will work with the FDA to determine how this real-world evidence can be incorporated into our development program to potentially streamline the path to approval.

3. Conducting rigorous preclinical and clinical studies: While Phyto-N has a long history of human use, we recognize the need to generate robust scientific evidence to support its efficacy and safety in the target indications. We will conduct well-designed, adequately powered, and properly controlled studies to meet the evidentiary standards required by the FDA and other regulatory agencies.

4. Implementing cGMP compliance: We will ensure that our manufacturing processes and facilities for Phyto-N adhere to current Good Manufacturing Practices (cGMP) as required by the FDA. This includes implementing strict quality control measures, validating analytical methods, and maintaining comprehensive documentation to ensure the consistency, purity, and potency of our botanical drug product.

5. Navigating accelerated approval pathways: Where appropriate, we will explore accelerated approval pathways available for botanical drugs, such as the Fast Track and Breakthrough Therapy designations, which can expedite the development and review process for promising therapies that address serious or life-threatening conditions with high unmet medical needs.

6. Protecting intellectual property: We will build a strong patent portfolio around Phyto-N and its therapeutic uses, to ensure market exclusivity and protect our investment in research and development. We will also safeguard our proprietary knowledge and trade secrets related to the sourcing, processing, and formulation of our botanical drug product.

7. Maintaining ethical standards: Throughout our development and commercialization activities, we will adhere to the highest ethical standards and ensure the protection of patient rights, data privacy, and scientific integrity. We will conduct our clinical trials in accordance with Good Clinical Practices (GCP) and obtain proper informed consent from all participants.

Our activities also may be subject to state laws and regulations that affect our ability to develop and sell our products. We are also subject to numerous federal, state, and local laws relating to such matters as safe working conditions, clinical, laboratory, and manufacturing practices, environmental protection, fire hazard control, and disposal of hazardous or potentially hazardous substances. We may incur significant costs to comply with such laws and regulations now or in the future, and the failure to comply may have a material adverse impact on our business prospects. In addition to complying with FDA regulations, we may be subject to varied regulations in other countries, governing clinical trials, manufacturing, product registration, approval, and pharmaceutical sales. These regulations may differ from those of the FDA, and we must obtain separate approvals from the regulatory authorities of each country prior to commencing product marketing in those countries.

The approval process and requirements vary from country to country, and the time required for approval may be longer or shorter than that required by the FDA. In some countries, regulatory authorities also establish pricing and reimbursement criteria, which can impact the commercial viability of our products.

As part of our global regulatory strategy, we will:

1. Engage with foreign regulatory agencies early in the development process to understand their specific requirements and expectations for botanical drug approval.

2. Design our clinical trials to meet the standards of both the FDA and foreign regulatory agencies, to minimize duplication of efforts and streamline the global development process.

3. Seek out experienced partners and consultants with expertise in navigating the regulatory landscapes of our target markets, to ensure compliance and maximize our chances of success.

4. Monitor evolving regulations and guidance in key markets, and adapt our strategies as needed to stay compliant and competitive.

In China, where Phyto-N has been studied as an herbal medicine, we have accumulated data from hundreds to thousands of patients over thirty years, under the supervision of licensed traditional Chinese medicine practitioners. According to Chinese law, these practitioners can prescribe herbal medications to treat diseases based on their experience and expertise. The clinical observations suggest that Phyto-N may have potential therapeutic effects in various diseases.

The real-world evidence collected in China may provide valuable insight into the potential of Phyto-N as a therapeutic agent. These reports have inspired us to pursue the rigorous scientific research and clinical development necessary to evaluate Phyto-N’s safety and efficacy and seek FDA approval as a botanical drug. As we move forward with our global development plans, we will conduct preclinical and clinical studies under the regulations of the FDA and other relevant authorities to generate the evidence needed to support the approval of Phyto-N for specific indications. We will also work closely with these regulatory agencies to ensure that our research, manufacturing, and marketing practices comply with all relevant laws and regulations in each country where we seek to commercialize Phyto-N.

Employees

As of March 30, 2026, we had six (6) full-time employees. None of our employees are represented by labor unions or covered by collective bargaining agreements.

Item 1a. risk factors

Our business is subject to numerous risks and uncertainties, any one of which could have a materially adverse effect on our results of operations, financial condition or business. These risks include, but are not limited to, those listed below. This list is not complete.

Risks Related to Our Business

We have a limited operating history in an evolving industry, which makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful.

We have a limited operating history on which to base an evaluation of its business and prospects. We are subject to all the risks inherent in a small company seeking to develop, market and distribute new services, particularly companies in evolving markets such as the pharmaceutical industry. The likelihood of our success must be considered, in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with the development, introduction, marketing and distribution of new products and services in a competitive environment. We are therefore subject to many of the risks common to early-stage enterprises, including under-capitalization, cash shortages, limitations with respect to personnel, financial and other resources and lack of revenues.

If we fail to raise capital when needed it will have a material adverse effect on our business, financial condition and results of operations.

We have a very limited revenue-producing operation and will require the proceeds from this Offering to execute our full business plan. Beginning in 2023, when the Company discontinued its sale of health and dietary supplemental products and changed its focus on developing and marketing Phyto-N as a botanical drug, the Company did not generate any revenue. Our lead product candidate, Phyto-N, is still in early preclinical development stage, and we do not generate any revenue from product sales or other commercial activities.

The Company’s full business plan includes conducting FDA-required GLP toxicology and pharmacokinetic studies, manufacturing clinical trial material, initiating and conducting Phase I clinical trials, advancing to Phase II trials for our lead indication (ulcerative colitis), potentially conducting additional Phase II trials in other high-value indications, proceeding to Phase III trials, and ultimately launching, manufacturing, and marketing the product. We estimate that it will require over $150 million to execute our full business plan through FDA approval and product launch. We believe that we will be able to implement our initial business plan, specifically to complete an IND and initiate Phase I clinical trial for Phyto-N in ulcerative colitis. However, there is no assurance that we will be able to implement our initial business plan. Further, significant additional funding will be required for completion of Phase II and subsequent development stages of our full business plan. We expect to finance these stages of our business plan through a combination of additional public or private equity offerings, debt financings, strategic partnerships, and grants. No assurance can be given as to how much additional capital will be required or that additional financing can be obtained, or if obtainable, that the terms will be satisfactory to us, or that such financing would not result in a substantial dilution of shareholder’s interest. A failure to raise capital when needed would have a material adverse effect on our business, financial condition and results of operations. In addition, debt financing may involve a pledge of assets and may be senior to interests of equity holders. Any debt financing secured in the future could involve restrictive covenants relating to capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital or to pursue business opportunities, including potential acquisitions. If we are unable to obtain adequate funds to pursue our growth strategy and to implement our business plan, as necessary, we may be required to reduce, curtail or discontinue operations.

We are a developmental stage pharmaceutical company with no commercial products. Our lead product candidate, Phyto-N, requires significant clinical development and investment before it can potentially be commercialized and before we can generate any revenue from product sales or other commercial activities. The Company expects to incur further losses in the development of its business, has negative cash flows from operating activities, and is dependent upon future issuances of equity or other financing to fund ongoing operations.

Furthermore, upon completion of our IPO, we became an SEC reporting company, and currently we are subject to comply with numerous financial reporting and legal requirements, including those pertaining to audits and internal control. The costs of maintaining a public company reporting requirements could be significant and may preclude us from seeking financing or equity investment on terms acceptable to us and our shareholders. We estimate these costs to be more than $100,000 per year and may be higher if our business volume or business activity increases significantly.

Until we generate significant revenues, we expect to satisfy our future cash needs through equity and debt financing, including loans from our founders, and proceeds from the IPO. There can be no assurance that the Company will be able to achieve its business plan, raise additional capital, or secure the additional financing necessary to implement its operating plan. If our revenues are insufficient or non-existent, and we are unable to obtain adequate funds to implement our business plan, as necessary, we may be required to reduce, curtail or discontinue operations, and investors could lose part or all of their investment in our Company.

Risks Related to Protection of Intellectual Property Rights

If we are unable to obtain patent protection for our lead product candidate, to successfully develop and commercialize Phyto-N, our ability to sustain future operations will be significantly diminished.

We are currently developing only one drug, Phyto-N, a botanical extract with distinct chemical components and pharmacological activities. We previously obtained four (4) applications for provisional patents related to Phyto-N transferred and assigned to us by Duraviva upon the closing of the Asset Purchase Agreement, all of which expired on March 18, 2025. On March 13, 2025, prior to expiration of these patents, we filed an international Patent Cooperation Treaty (PCT) application with the United States Patent and Trademark Office (“USPTO”) for utility patent, aiming to convert three (3) of the four (4) of these provisional patent applications and combining them into one utility patent, to secure broader international protection. We determined not to pursue further patent protection for potential treatment of acne and let the provisional patent application related to treatment of acne expire based on our clinical studies and experiments which did not support pursuing any potential for Phyto-N in acne treatment. While we filed this international PCT application prior to expiration of the three (3) other provisional patents, to preserve the priority dates with respect to our provisional patent applications, there is no assurance that we will be successful in obtaining registration of this PCT application in the United States, and that our effort to successfully develop and obtain commercialization of Phyto-N will be successful. If we are unable to obtain FDA regulatory approval, to obtain patent protections related to Phyto-N, to develop successfully and commercialize Phyto-N, we may be required to cease or reduce our operations.

Any failure in our clinical trials could impair the commercial prospects for our development of Phyto-N.

Clinical trials have a high risk of failure. A number of companies in the pharmaceutical industry, including biotechnology companies, have suffered significant setbacks in advanced clinical trials, even after achieving promising results in earlier trials. If we experience delays in the testing or approval process or need to perform more or larger clinical trials than originally planned, our commercial prospects for Phyto-N may be impaired and we may be required to cease or reduce our operations.

Our success is largely dependent on our ability to obtain and maintain patent protection and preserve trade secrets, which cannot be guaranteed. Failure to obtain and maintain effective registration of non-provisional utility patents in the United States will have a significant adverse effect on our business.

The future success of our business is dependent upon the intellectual property rights surrounding technology, including registration of patents, trade secrets, know-how and continuing technological innovation. Effective patent protection is expensive to develop and maintain, both in terms of initial and ongoing registration requirements and expenses and the costs of defending our rights. Although we will seek to protect our proprietary rights, our actions may be inadequate to protect any proprietary rights or to prevent others from claiming violations of their proprietary rights. Litigation or other legal proceedings may be necessary to defend against claims of infringement. Such litigation could result in substantial costs and diversion of our management’s attention.

The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions. On June 17, 2024, we acquired the IP Assets from Duraviva, including the exclusive license to use certain rights of Duraviva. This included assignment of the four provisional patent applications to us.

A provisional patent application in the United States lasts only 12 months and essentially acts as a placeholder with the USPTO. It does not automatically turn into a non-provisional (utility) patent. Instead, it requires filing a utility patent application within a year of the filing date of the provisional patent application to claim the earlier priority date and to receive the full protection that a utility patent provides. On March 13, 2025, we filed an international PCT application with the USPTO, aiming to convert three (3) of the four (4) of these provisional patent applications and combining them into one utility patent, to secure broader international protection. We determined not to pursue further patent protection for potential treatment of acne and let the provisional patent application related to treatment of acne expire based on our clinical studies and experiments which did not support pursuing any potential for Phyto-N in acne treatment. While we filed this international PCT application prior to expiration of the three (3) other provisional patents, to preserve the priority dates with respect to our provisional patent applications, there is no assurance that we will be successful in obtaining registration of this utility patent in the United States and the broader international patent protection we need.

Compared to provisional patent applications, applications for non-provisional utility patent require to undergo a thorough examination process by patent examiners to determine patentability, patentability of the invention, including its novelty and non-obviousness. Non-provisional applications also require providing formal claims, detailed drawings, and a written description that fully discloses the invention’s subject matter and scope.

Moreover, patent applications and patents may be opposed or challenged by third parties. As patent applications in the United States are maintained in secrecy until published or issued and as publication of discoveries in the scientific or patent literature often lag behind the actual discoveries, we cannot be certain that there are no other pending patent applications or issued patents from other parties. Additionally, the breadth of claims allowed in biotechnology and pharmaceutical patents, or their enforceability cannot be predicted. We cannot be sure that we will be successive in obtaining and maintaining effective patent protection for the technologies underlying Phyto-N and successfully defending patent rights in those technologies against third-party challenges.

Any litigation of this nature, regardless of outcome or merit, could result in substantial costs and diversion of management and technical resources, any of which could adversely affect our business and operating results.

If we fail to maintain, protect and enhance our intellectual property rights, our business and operating results may be harmed. There can be no assurance that other companies are not investigating or developing other technologies that are similar to our technology. If the protection of proprietary rights is inadequate to prevent unauthorized use or appropriation by third parties, the value of our brand and other intangible assets may be diminished. Any of these events could have an adverse effect on our business and financial results.

Claims by other companies that we infringe on their proprietary technology may result in liability for damages or stop our development and commercialization efforts.

The pharmaceutical industry is highly competitive, and patents have been applied for by, and issued to, other parties relating to products competitive with Phyto-N. This may give rise to claims that they infringe the patents or proprietary rights of other parties existing now and in the future. Furthermore, to the extent that we or our respective consultants or research collaborators use intellectual property owned by others in work performed for us, disputes may also arise as to the rights in such intellectual property or in resulting know-how and inventions. An adverse claim could subject us to significant liabilities to such other parties and/or require disputed rights to be licensed from such other parties.

We cannot be sure that any license required under any such patents or proprietary rights would be made available on terms acceptable to us, if at all. If we do not obtain such licenses, we may encounter delays in product market introductions, or may find that the development, manufacture or sale of products requiring such licenses may be precluded. We have not conducted any searches or made any independent investigations of the existence of any patents or proprietary rights of other parties.

We may be subject to substantial costs stemming from our defense against third-party intellectual property infringement claims.

Third parties may assert that we are using their proprietary information without authorization. Third parties may also have or obtain patents and may claim that technologies licensed to or used by us infringe their patents. If we are required to defend patent infringement actions brought by third parties, or if we sue to protect our own patent rights, we may be required to pay substantial litigation costs and managerial attention may be diverted from business operations even if the outcome is not adverse to us. In addition, any legal action that seeks damages or an injunction to stop us from carrying on our commercial activities relating to the affected technologies could subject us to monetary liability and require us or any third-party licensors to obtain a license to continue to use the affected technologies. We cannot predict whether we would prevail in any of these types of actions or that any required license would be made available on commercially acceptable terms or at all.

We may enter into collaboration agreements for the development of products and business development, which could expose us to the risk of reliance on the viability of third parties.

In conducting our research and development activities, we may in the future rely on collaborative agreements with third parties such as manufacturers, contract research organizations, commercial partners, universities, governmental agencies and not-for-profit organizations for both strategic and financial resources. We do not currently have such agreements with third-party manufacturers, suppliers or other service companies, including commercial partners. In the future, if we are able to establish and maintain arrangements with these third-party manufacturers, suppliers or other service companies, reliance on them may expose us to the risk of reliance on the viability of third parties.

If the third parties that we engage to supply any materials or manufacture product for our nonclinical studies and clinical trials should cease to continue to do so for any reason, we likely would experience delays in advancing these studies and trials while we identify and qualify replacement suppliers or manufacturers and we may be unable to obtain replacement supplies on terms that are favorable to us or at all. In addition, if we are not able to obtain adequate supplies of our drug candidates or the substances used to manufacture them, it will be more difficult for us to develop our drug candidates and compete effectively.

The loss of, or failure to perform by us or our partners under any applicable agreements or arrangements, or our failure to secure additional agreements for other products in development, would substantially disrupt or delay our research and development and commercialization activities. Any such loss would likely increase our expenses and materially harm our business, financial condition and results of operation.

There is no assurance we will be profitable.

There is no assurance that we will earn profits in the future, or that profitability will be sustained. There is no assurance that future revenues will be sufficient to generate the funds required to continue our business development and marketing activities. If we do not have sufficient capital to fund our operations, we may be required to reduce our drug research and development efforts or forego certain business opportunities.

We may not have the ability to manage its growth.

We anticipate that significant expansion will be required to address potential growth in its customer base and market opportunities. Our anticipated expansion is expected to place a significant strain on our management, operational and financial resources. To manage any material growth of its operations and personnel, we may be required to improve existing operational and financial systems, procedures and controls and to expand, train and manage its employee base. There can be no assurance that our planned personnel, systems, procedures and controls will be adequate to support our future operations, that management will be able to hire, train, retain, motivate and manage required personnel or that our management will be able to successfully identify, manage and exploit existing and potential market opportunities. Failure to manage our growth effectively could cause us to misallocate management or financial resources, and result in additional expenditures and inefficient use of existing human and capital resources or we otherwise may be forced to grow at a slower pace that could impair or eliminate our ability to achieve and sustain profitability. If we are unable to manage growth effectively, our business, prospects, financial condition and results of operations may be materially adversely affected.

We may engage in acquisition activity, which could have adverse effects on its business.

If appropriate opportunities present themselves, we intend to acquire businesses, technologies, platforms, services, or products that we believe are strategic. We currently have no understandings, commitments or agreements with respect to any material acquisition and no material acquisition is currently being pursued. There can be no assurance that we will be able to identify, negotiate or finance future acquisitions successfully, or to integrate such acquisitions with our current business. The process of integrating an acquired business, technology, service or product into the Company may result in unforeseen operating difficulties and expenditures and may absorb significant management attention that would otherwise be available for ongoing development of the Company’s business. Future acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities and/or amortization expenses related to goodwill and other intangible assets, which could materially adversely affect our business, results of operations and financial condition. Any such future acquisitions of other businesses, technologies, services or products might require us to obtain additional equity or debt financing, which might not be available on terms favorable to us, or at all, and such financing, if available, might be dilutive.

We will rely on third parties for the manufacturing of our clinical drug supplies, and we may face various risks and uncertainties based on our dependence on these manufacturers, which may impair the development of our drug candidates.

We have no ability to internally manufacture the drug candidates that we need to conduct our clinical trials for the products that we acquire. For the foreseeable future, we expect to continue to rely on third-party manufacturers and other third parties to produce, package and store sufficient quantities of our drug candidates and any future drug candidates for use in our clinical trials. We may face various risks and uncertainties in connection with our reliance on third-party manufacturers, including:

●	reliance on third-party manufacturers for regulatory compliance and quality assurance;

●	the possibility of breach of the manufacturing agreement by the third-party manufacturer because of factors beyond our control;

●	the possibility of termination or nonrenewal of our manufacturing agreement by the third-party manufacturer at a time that is costly or inconvenient for us;

●	the potential that third-party manufacturers will develop know-how owned by such third-party manufacturer in connection with the production of our drug candidates that is necessary for the manufacture of our drug candidates; and

●	reliance on third-party manufacturers to assist us in preventing inadvertent disclosure or theft of our proprietary knowledge.

Phyto-N may be complicated and expensive to manufacture. If our third-party manufacturers fail to deliver our drug candidates for clinical use on a timely basis, with sufficient quality, and at commercially reasonable prices, we may be required to delay or suspend clinical trials or otherwise discontinue development of our drug candidates. While we may be able to identify replacement third-party manufacturers or develop our own manufacturing capabilities for these drug candidates, this process would likely cause a delay in the availability of our drug candidates and an increase in costs. In addition, third-party manufacturers may have a limited number of facilities in which our drug candidates can be manufactured, and any interruption of the operation of those facilities due to events such as equipment malfunction or failure or damage to the facility by natural disasters could result in the cancellation of shipments, loss of product in the manufacturing process or a shortfall in available drug candidates.

We rely on the performance of highly skilled personnel, and if we are unable to attract, retain and motivate well-qualified employees, our business could be harmed.

We are, and will be, heavily dependent on the skill, acumen and services of our management and other employees. Our future success depends on our continuing ability to attract, develop, motivate and retain highly qualified and skilled employees. Qualified individuals are in high demand, and we may incur significant costs to attract them. In addition, the loss of any of our senior management or key employees could materially adversely affect our ability to execute our business plan, and we may not be able to find adequate replacements. All of our officers and. employees are at-will employees, which means they may terminate their employment relationship with us at any time, and their knowledge of our business and industry would be extremely difficult to replace. We cannot ensure that we will be able to retain the services of any members of our senior management or other key employees. If we do not succeed in attracting well-qualified employees or retaining and motivating existing employees, our business could be harmed.

Our management does not have experience as senior management of a public company or ensuring compliance with public company obligations, and fulfilling these obligations will be expensive and time consuming, which may divert management’s attention from the day-to-day operation of its business.

Our senior management does not have experience as senior management of a publicly traded company and have limited experience complying with the increasingly complex laws pertaining to public companies. In particular, the significant regulatory oversight and reporting obligations imposed on public companies will require substantial attention from senior management and may divert attention away from the day-to-day management of its business, which could have a material adverse effect on our business, financial condition and results of operations. Similarly, corporate governance obligations, including with respect to the development and implementation of appropriate corporate governance policies will impose additional burdens on the Company’s non-executive directors.

We may become a party to various legal proceedings, which could have a material adverse effect on our business, financial condition or results of operations.

The Company and/or its directors and officers may be subject to a variety of civil or other legal proceedings, with or without merit. From time to time in the ordinary course of its business, we may become involved in various legal proceedings, including commercial, employment and other litigation and claims, as well as governmental and other regulatory investigations and proceedings. Such matters can be time-consuming, divert management’s attention and resources and cause us to incur significant expenses. Furthermore, because litigation is inherently unpredictable, the results of any such actions may have a material adverse effect on our business, operating results or financial condition.

Even if the claims are without merit, the costs associated with defending these types of claims may be substantial, both in terms of time, money, and management distraction. In particular, patent and other intellectual property litigation may be protracted and expensive, and the results are difficult to predict and may require us to stop offering certain features, purchase licenses or modify our products and features while we develop non-infringing substitutes or may result in significant settlement costs. We do not own any patents, and, therefore, may be unable to deter competitors or others from pursuing patent or other intellectual property infringement claims against us.

The results of litigation and claims to which we may be subject cannot be predicted with certainty. Even if these matters do not result in litigation or are resolved in our favor or without significant cash settlements, these matters, and the time and resources necessary to litigate or resolve them, could harm our business, results or operations and reputation.

We may be subject to personal injury, workers’ compensation, discrimination, harassment, wrongful termination, wage and hour, and other claims in the ordinary course of business.

Our business involves a risk of personal injury, workers’ compensation, discrimination, harassment, wrongful termination, wage and hour, and other claims in the ordinary course of business. We maintain general liability insurance with a self-insured retention and workers’ compensation insurance with a deductible for each occurrence. We also maintain umbrella insurance above the primary general liability coverage. No assurance can be given that our insurance coverage will be available or sufficient in any claims brought against us.

Additionally, we are subject to U.S. federal, state, and local employment laws that expose us to potential liability if we are determined to have violated such employment laws, including but not limited to, laws pertaining to minimum wage rates, overtime pay, discrimination, harassment, and wrongful termination. Compliance with these laws, including the remediation of any alleged violation, may have a material adverse effect on our business or results of operations.

Risks Related to the Regulation of Our Business and Products

Clinical drug development involves a lengthy and expensive process with an uncertain outcome, and results of earlier studies may not be predictive of future study results.

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical study process. The results of pre-clinical studies and early clinical studies, if any are commenced, of our product candidates may not be predictive of the results of later-stage clinical studies. Product candidates that have shown promising results in early-stage clinical studies may still suffer significant setbacks in subsequent advanced clinical studies. There is a high failure rate for drugs proceeding through clinical studies, and product candidates in later stages of clinical studies may fail to show the desired safety and efficacy traits despite having progressed satisfactorily through preclinical studies and initial clinical studies. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical studies due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier studies. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses. We do not know whether any Phase I, Phase II, Phase III (if any) or other clinical studies we may conduct will demonstrate consistent or adequate efficacy and safety sufficient to obtain regulatory approval to market our product candidates.

The regulatory approval processes of the FDA and comparable foreign authorities are lengthy, time consuming and inherently unpredictable. If we are ultimately unable to obtain regulatory approval for our product candidates, our business will be substantially harmed.

The time required to obtain approval by the FDA and comparable foreign authorities is unpredictable, typically takes many years following the commencement of clinical studies and depends upon numerous factors. In addition, approval policies, regulations or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions, which may cause delays in the approval or the decision not to approve an application. We have not obtained regulatory approval for any product candidate, including Phyto-N, and it is possible that our lead candidate, Phyto-N, or any product candidates we may seek to develop in the future will not ever obtain regulatory approval.

Applications for Phyto-N and our additional product candidates could fail to receive regulatory approval for many reasons, including but not limited to the following:

●	the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical studies;

●	we may be unable to demonstrate to the FDA or comparable foreign regulatory authorities that a product candidate’s safety-benefit ratio for its proposed indication is acceptable;

●	the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical studies;

●	the data collected from clinical studies of our product candidates may not be sufficient to support the submission of a new drug application, or NDA, in the United States or elsewhere;

●	the FDA or comparable foreign regulatory authorities may fail to approve the manufacturing processes, test procedures and specifications or facilities of third-party manufacturers with which we contract for clinical and commercial supplies; and

●	the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.

We are heavily dependent on the success of Phyto-N, our lead product candidate, Phyto-N. We cannot give any assurance that Phyto-N will proceed to clinical development or that it will receive regulatory approval, which is necessary before we can commercialize it.

We have not submitted marketing applications to the FDA or comparable foreign regulatory authorities. We cannot be certain that our lead product candidate, Phyto-N or any other of our product candidates will be successful in clinical studies or receive regulatory approval or what regulatory pathway the regulatory authorities shall designate for our product candidates. Further, our product candidates may not receive regulatory approval even if they are successful in clinical studies. If we do not receive regulatory approvals for our product candidates, we may not be able to continue our operations.

We plan to seek regulatory approval to commercialize Phyto-N in the United States and foreign countries. To obtain regulatory approvals we must comply with the numerous and varying regulatory requirements of such countries regarding safety, efficacy, chemistry, manufacturing and controls, clinical studies, commercial sales, pricing and distribution of our product candidates. Even if we are successful in obtaining approval in one jurisdiction, we cannot ensure that we will obtain approval in any other jurisdiction. If we are unable to obtain approval for our product candidates in multiple jurisdictions, our revenue and results of operations would be negatively affected.

The development and approval process for botanical drugs involves unique challenges and regulatory considerations that may result in additional costs, delays, or failure to obtain regulatory approval.

As a company focused on developing botanical drugs, we face specific challenges that are distinct from those encountered in conventional drug development. These include:

●	The complex nature of botanical extracts, which may contain multiple active compounds, making it difficult to identify and characterize all active ingredients.

●	Challenges in standardization and quality control due to natural variations in plant materials.

●	Difficulties in predicting pharmacokinetics and potential drug interactions due to the complex composition of botanical extracts.

●	Potential intellectual property protection challenges, which may affect our ability to secure market exclusivity.

●	Manufacturing complexities in scaling up production while maintaining consistency and quality.

These factors may result in a more complex and potentially longer regulatory review process, additional costs, and a higher risk of regulatory delays or rejections compared to conventional drug development. The FDA’s approach to botanical drugs, while acknowledging their unique characteristics, still requires rigorous evidence of safety and efficacy. As of 2025, only four (4) botanical drugs have received FDA approval: Veregen® (sinecatechins), a green tea extract approved for the treatment of external genital and perianal warts; Mytesi® (crofelemer), derived from the Croton lechleri tree, approved for managing diarrhea in HIV/AIDS patients on antiretroviral therapy; Filsuvez® (birch triterpenes), a topical gel approved for wound care in patients with dystrophic epidermolysis bullosa; and NexoBrid® (anacaulase-bcdb), a bromelain-based enzymatic agent derived from pineapple stem concentrate, approved for eschar removal in burn wounds. This limited number of FDA approvals of botanical drugs highlights both the innovative nature of our approach and the potential challenges in obtaining regulatory approval. If we fail to adequately address these botanical-specific challenges, it could significantly impact on our ability to obtain regulatory approval for our product candidates and adversely affect our business, financial condition, and results of operations.

We may encounter substantial delays in our clinical studies, or we may fail to demonstrate safety and efficacy to the satisfaction of applicable regulatory authorities.

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical studies to demonstrate the safety and efficacy of the product candidates in humans. Clinical testing is expensive, time consuming and uncertain as to the outcome. We cannot guarantee that any clinical studies will be conducted as planned or completed on schedule, if at all. A failure of one or more clinical studies can occur at any stage of testing, and our future clinical studies may not be successful. Events that may prevent successful or timely completion of clinical development include but are not limited to:

●	inability to generate sufficient preclinical, toxicology or other in vivo or in vitro data to support the initiation of human clinical studies;

●	delays in reaching a consensus with regulatory agencies on study design;

●	delays in reaching agreement on acceptable terms with prospective contract research organizations, or CROs, and clinical study sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and clinical study sites;

●	delays in obtaining required Institutional Review Board, or IRB, approval at each clinical study site;

●	imposition of a clinical hold by regulatory agencies, after review of an IND application, or equivalent application, or an inspection of our clinical study operations or study sites;

●	delays in recruiting suitable patients to participate in our clinical studies;

●	difficulty collaborating with patient groups and investigators;

●	failure by our CROs, other third parties or us to adhere to clinical study requirements;

●	failure to perform in accordance with the FDA’s Good Clinical Practices, or GCP, requirements, or applicable regulatory guidelines in other countries;

●	delays in having patients complete participation in a study or return for post-treatment follow-up;

●	changes in regulatory requirements and guidance that require amending or submitting new clinical protocols;

●	clinical studies of our product candidates producing negative or inconclusive results, which may result in us deciding, or regulators requiring us, to conduct additional clinical studies or abandon product candidate development programs; and

●	delays in manufacturing, testing, releasing, validating or importing/exporting sufficient stable quantities of our product candidates for use in clinical studies or the inability to do any of the foregoing.

Any inability to successfully complete preclinical and clinical development could result in additional costs to us or impair our ability to generate revenue. We may also be required to conduct additional safety, efficacy and comparability studies before we will be allowed to start clinical studies with our repurposed drugs. Clinical study delays could also shorten any periods during which our product candidates have patent protection and may allow our competitors to bring product candidates to market before we do, which could impair our ability to obtain orphan exclusivity and successfully commercialize our product candidates and may harm our business and results of operations.

We may fail to sufficiently and promptly respond to clinical demand and market changes in the pharmaceutical industry.

Clinical demand and market conditions for pharmaceutical products may change rapidly and significantly, and our success in part depends on our ability to anticipate product offering lead-times and demand, identify customer preferences and adapt our products to these preferences. We may need to adjust our research and development plan, production scale and schedule, product portfolio and inventory levels based on customer demand, sales trends and other market conditions. However, there can be no assurance that we will be able to sufficiently and promptly respond to changes in clinical demand and purchasing patterns in a timely manner or at all.

We face risks related to compliance with corporate governance laws and financial reporting standards.

We also expect that there will continue to be new laws, regulations and industry standards concerning privacy, data protection and information security proposed and enacted in various jurisdictions. Any failure or perceived failure by us to comply with our posted privacy policies, our privacy-related obligations to users or other third parties or any other legal obligations or regulatory requirements relating to privacy, data protection or information security may result in governmental investigations or enforcement actions, litigation, claims or public statements against us by consumer advocacy groups or others and could result in significant liability, cause our users to lose trust in us and otherwise have an adverse effect on our reputation and business. Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations and policies that are applicable to the businesses of our users may limit the adoption and use of, and reduce the overall demand for, our platform.

Additionally, if third parties we work with violate applicable laws, regulations or agreements, such violations may put our users’ data at risk, could result in governmental investigations or enforcement actions, fines, litigation, claims or public statements against us by consumer advocacy groups or others and could result in significant liability, cause our users to lose trust in us and otherwise have an adverse effect on our reputation and business. Further, public scrutiny of or complaints about technology companies or their data handling or data protection practices, even if unrelated to our business, industry or operations, may lead to increased scrutiny of technology companies, including us, and may cause government agencies to enact additional regulatory requirements, or to modify their enforcement or investigation activities, which may increase our costs and risks.

Our systems and infrastructure face certain risks, including cybersecurity and data leakage risks. failure or disruption in or to our information system could compromise sensitive information related to our business and expose us to liability or reputational harm, and our ability to effectively manage our business operations could be adversely affected.

Significant disruptions to our information technology systems or breaches of information security could adversely affect our business. In the ordinary course of business, we may collect, store and transmit large amounts of confidential information, and it is critical that we do so in a secure manner to maintain the confidentiality and integrity of such information. We have also outsourced significant elements of our information technology infrastructure; as a result, we manage independent vendor relationships with third parties who are responsible for maintaining significant elements of our information technology systems and infrastructure and who may or could have access to our confidential information. The size and complexity of our information technology systems, and those of our third-party vendors, make such systems potentially vulnerable to service interruptions and security breaches from inadvertent or intentional actions by our employees, partners or vendors. These systems are also vulnerable to attacks by malicious third parties and may be susceptible to intentional or accidental physical damage to the infrastructure maintained by us or by third parties. Our information systems may fail and are subject to risks of breakdown, breach, interruption or damage from computer viruses, ransomware and other cyber-attacks, computer hackers, malicious code, employee error or malfeasance, theft or misuse, denial-of-service attacks, sophisticated nation-state and nation-state-supported actors, unauthorized access, natural disasters, terrorism, war, telecommunication and electrical failures or other compromise. Any system damage or failure that interrupts data input, retrieval or transmission or increases service time could disrupt our normal operations, including the loss of clinical trial data from completed or future clinical trials. Loss of clinical trial data could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data.

Maintaining the secrecy of confidential, proprietary and/or trade secret information is important to our competitive business position. While we have taken steps to protect such information and have invested in systems and infrastructures to do so, there can be no guarantee that our efforts will prevent service interruptions or security breaches in our systems or the unauthorized or inadvertent wrongful use or disclosure of confidential information that could adversely affect our business operations or result in the loss, dissemination or misuse of critical or sensitive information. The increasing sophistication and frequency of cybersecurity threats, including targeted data breaches, ransomware attacks designed to encrypt our data for ransom and other malicious cyber activities, pose a significant risk to the integrity and confidentiality of our data systems. A breach of our security measures or the accidental loss, inadvertent disclosure, unapproved dissemination, misappropriation or misuse of trade secrets, proprietary information or other confidential information, whether as a result of theft, hacking, fraud, trickery or other forms of deception, or for any other cause, could enable others to produce competing products, use our proprietary technology or information, and/or adversely affect our business position. Further, any such interruption, security breach, loss or disclosure of confidential information could result in financial, legal, business and reputational harm to us and could have a material adverse effect on our business, financial position, results of operations and/or cash flow.

Events such as natural disasters, industrial accidents, epidemics, pandemics, war and acts of terrorism, and adverse weather conditions could disrupt our business or the business of our customers, which could significantly harm our operations, financial results and cash flow.

Our operations could be disrupted by events outside our control, including natural disasters, epidemics or pandemics, geopolitical conditions, political and social instability, acts of war, terrorist activity, other large-scale disruptions or other similar events. Any such events could cause significant business interruption, property damage, or supply chain disruption that could adversely affect our operations, financial results, and cash flows. We continue to monitor geopolitical instability, including the ongoing war between Russia and Ukraine, the conflict in the Middle East, including the recent conflict between the U.S. and Iran, and the recent intervention in Venezuela, as well as sanctions and other government actions arising from these conflicts. While, to date, these events have not had a material impact on our operations, their duration, escalation, or economic ripple effects, such as volatility in energy markets, supply chain challenges, or inflationary pressures, could adversely affect our business and our potential customers, particularly those in the oil and gas, power generation, and chemical processing industries. It is not possible to predict the broader consequences of the related geopolitical tensions, , including, for example, potential cyberattacks or the disruption of energy exports, is likely to cause regional instability, geopolitical shifts, and could materially adversely affect global trade, currency exchange rates, regional economies and the global economy. The ongoing conflicts in the Middle East may further impact global economic conditions and market sentiments which, in turn, could adversely affect the trading price of our shares of Common Stock and investor interest in us. While it is difficult to predict the impact of any of the foregoing, the conflicts and actions taken in response to these conflicts could increase our costs, disrupt our supply chain, reduce our sales and earnings, impair our ability to raise additional capital when needed on acceptable terms, if at all, or otherwise adversely affect our business, financial condition, and results of operations.

Changes to U.S. tariff and import/export regulations and inflation may adversely affect our operations and financial results.

There have been significant changes to United States trade policies, treaties and tariffs, and in the future there may be additional significant changes. These and any future developments, and continued uncertainty surrounding trade policies, treaties and tariffs, may have a material adverse effect on global economic conditions, including inflation and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. Such uncertainty limits our ability to anticipate, plan for, or effectively mitigate the adverse impacts of such measures on our operations and supply chain costs. Any of these factors could depress economic activity and restrict our access to suppliers or customers, increase our supply-chain costs and expenses and could have material adverse effects on our business, financial condition and results of operations.

Risks Relating to Ownership of Our Securities.

We may not be able to satisfy the listing requirements of Nasdaq to maintain a listing of our Common Stock.

Our Common Stock currently trades on Nasdaq. On November 5, 2025, we received a letter from the Listing Qualifications Department of Nasdaq notifying the Company that the closing bid price for our Common Stock for the previous 30 consecutive business days was below $1.00 per share, which is the Minimum Bid Price Requirement, required for continued listing on Nasdaq under Listing Rule 5550(a)(2). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company was provided a compliance period of 180 calendar days from the date of the Notice, or until May 4, 2026 (the “Compliance Period”), to regain compliance with the Minimum Bid Price Requirement. If at any time during the Compliance Period, the closing bid price of the Company’s Common Stock is at least $1.00 per share for a minimum of ten consecutive business days (unless the Nasdaq staff exercises its discretion to extend this ten business day period pursuant to Nasdaq Listing Rule 5810(c)(3)(H)), Nasdaq will provide the Company written confirmation of compliance with the Minimum Bid Price, and the matter will be closed. If the Company does not regain compliance during the Compliance Period, the Company may be eligible for an additional 180-calendar day period to regain compliance with the Minimum Bid Price, provided that it meets the applicable market value of publicly held shares requirement for continued listing and all other applicable standards for initial listing on Nasdaq (except the Minimum Bid Price requirement), and notifies Nasdaq of its intent to cure the deficiency by effecting a reverse stock split of its Common Stock, if necessary. If Nasdaq determines that the Company is not eligible for an additional 180 calendar days compliance period or the Company will not be able to cure the deficiency with the Minimum Bid Price Requirement within the allotted compliance period, the Company’s stock will be subject to delisting. However, there can be no assurance that the Company will be able to regain compliance with the Minimum Bid Price Requirement or that it will otherwise be in compliance with other Nasdaq listing rules. If the Company does not regain compliance with the Minimum Bid Price Requirement and will not be eligible for additional compliance period under Nasdaq listing rules, we may be required to request a hearing; otherwise, the Company’s Common Stock may be delisted from Nasdaq. In addition, our Board may determine that the cost of maintaining our listing on a national securities exchange outweighs the benefits of such listing. A delisting of our Common Stock from Nasdaq may materially impair our stockholders’ ability to buy and sell our Common Stock and could have an adverse effect on the market price of, and the efficiency of the trading market for, our Common Stock. In addition, the delisting of our Common Stock could significantly impair our ability to raise capital.

If our Common Stock becomes subject to the penny stock rules, it may be more difficult to sell our Common Stock.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or authorized for quotation on certain automated quotation systems, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). OTC Markets Inc. does not meet such requirements and if the price of our Common Stock is less than $5.00 and our Common Stock is no longer listed on Nasdaq or another national securities exchange such as Nasdaq, our stock may be deemed a penny stock. The penny stock rules require a broker-dealer, at least two business days prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver to the customer a standardized risk disclosure document containing specified information and to obtain from the customer a signed and dated acknowledgment of receipt of that document. In addition, the penny stock rules require that prior to effecting any transaction in a penny stock not otherwise exempt from those rules, a broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive: (i) the purchaser’s written acknowledgment of the receipt of a risk disclosure statement; (ii) a written agreement to transactions involving penny stocks; and (iii) a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our Common Stock, and therefore shareholders may have difficulty selling their shares.

A possible “short squeeze” due to a sudden increase in demand of our Common Stock that largely exceeds supply may lead to price volatility in our Common Stock.

Investors may purchase our Common Stock to hedge existing exposure in our Common Stock or to speculate on the price of our Common Stock. Speculation on the price of our Common Stock may involve long and short exposures. To the extent aggregate short exposure exceeds the number of shares of our Common Stock available for purchase in the open market, investors with short exposure may have to pay a premium to repurchase our Common Stock for delivery to lenders of our Common Stock. Those repurchases may in turn dramatically increase the price of our Common Stock until investors with short exposure are able to purchase additional shares of Common Stock to cover their short position. This is often referred to as a “short squeeze.” A short squeeze could lead to volatile price movements in our Common Stock that are not directly correlated to the performance or prospects of our Company and once investors purchase the shares of Common Stock necessary to cover their short position the price of our Common Stock may decline.

Our founders will continue to own a significant percentage of our Common Stock and our Series A Preferred Stock and will be able to exert significant control over matters subject to shareholder approval.

Our founders, Dian Ying Jing and Chang Liu, together with our Chief Executive Officer and President, Jun Liu, all of whom are members of the same family, beneficially own approximately 67.9% of the outstanding shares of Common Stock. They also beneficially own 100% of Series A Preferred Stock that provide them with 40% of the voting power of our equity voting stock. They may be able to significantly influence elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. Their interests may not always coincide with our corporate interests or the interests of other shareholders, and they may act in a manner with which you may not agree or that may not be in the best interests of our other shareholders. So long as they continue to own a significant amount of our equity, they will continue to be able to strongly influence or effectively control our decisions.

The Company incurs significant increased expenses and administrative burdens as a public company, which could have an adverse effect on its business, financial condition and results of operations.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the “Exchange Act,” the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act and other applicable securities rules and regulations. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could harm our business and operating results. We may need to hire more employees in the future to comply with these requirements, which will increase our costs and expenses.

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

We also expect that new rules and regulations will make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee and compensation committee and qualified executive officers.

As a result of disclosure of information in this Annual Report and in filings required of a public company, our business and financial condition will become more visible, which we believe may result in increased threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business and operating results could be harmed, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and harm our business and operating results.

Prior to the closing of the IPO there was no public market for our Common Stock, and there is no assurance that an active market for our Common Stock may develop.

Prior to the closing of the IPO, there was no public market for our Common Stock. All investments in securities involve the risk of loss of capital. No guarantee or representation is made that an investor will receive a return of its capital. The value of our Common Stock can be adversely affected by a variety of factors, including development problems, regulatory issues, technical issues, commercial challenges, competition, legislation, government intervention, industry developments and trends, and general business and economic conditions. We cannot predict the extent to which an active market for our Common Stock will develop or be sustained or how the development of such a market might affect the market price of our Common Stock.

Our failure to maintain effective internal controls over financial reporting could have an adverse impact on us.

We are required to establish and maintain appropriate internal controls over financial reporting. Failure to establish those controls, or any failure of those controls once established, could adversely impact our public disclosures regarding our business, financial condition or results of operations. In addition, management’s assessment of internal controls over financial reporting may identify weaknesses and conditions that need to be addressed in our internal controls over financial reporting or other matters that may raise concerns for investors. Any actual or perceived weaknesses and conditions that need to be addressed in our internal control over financial reporting, disclosure of management’s assessment of our internal controls over financial reporting or disclosure of our public accounting firm’s attestation to or report on management’s assessment of our internal controls over financial reporting may have an adverse impact on the price of our Common Stock.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints and the benefit of controls must be relative to their costs. Because of the inherent limitations in all control systems, no system of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Further, controls can be circumvented by individual acts of some persons, by collusion of two or more persons, or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions or the degree of compliance with policies or procedures may deteriorate. Because of inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Our financial controls and procedures may not be sufficient to ensure timely and reliable reporting of financial information, which, as a public company, could materially harm our stock price.

We require significant financial resources to maintain our public reporting status. We cannot assure you that we will be able to maintain adequate resources to ensure that we will not have any future material weakness in our system of internal controls. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Despite these controls, because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Furthermore, smaller reporting companies like us face additional limitations. Smaller reporting companies employ fewer individuals and can find it difficult to employ resources for complicated transactions and effective risk management. Additionally, smaller reporting companies tend to utilize general accounting software packages that lack a rigorous set of software controls.

If we fail to have effective controls and procedures for financial reporting in place, we will be unable to provide timely and accurate financial information and be subject to investigation by the SEC and civil or criminal sanctions.

We must implement additional and expensive procedures and controls in order to grow our business and organization and to satisfy new reporting requirements, which will increase our costs and require additional management resources.

As a fully reporting SEC reporting company, we are required to comply with the Sarbanes-Oxley Act and the related rules and regulations of the SEC, including the requirements that we maintain disclosure controls and procedures and adequate internal control over financial reporting. As a company listed on Nasdaq, we also are required to comply with marketplace rules and heightened corporate governance standards. Compliance with the Sarbanes-Oxley Act and other SEC and national exchange requirements will increase our costs and require additional management resources. We recently have begun upgrading our procedures and controls and will need to continue to implement additional procedures and controls as we grow our business and organization and to satisfy new reporting requirements. If we are unable to complete the required assessment as to the adequacy of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act or if we fail to maintain internal control over financial reporting, our ability to produce timely, accurate and reliable periodic financial statements could be impaired.

If we do not maintain adequate internal control over financial reporting, investors could lose confidence in the accuracy of our periodic reports filed under the Exchange Act. Additionally, our ability to obtain additional financing could be impaired or a lack of investor confidence in the reliability and accuracy of our public reporting could cause our stock price to decline.

We are an “emerging growth company” under the JOBS Act of 2012 and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and we may take advantage of certain exemptions from various reporting requirements that are not applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our Common Stock less attractive because we may rely on these exemptions. If some investors find our Common Stock less attractive as a result, there may be a less active trading market for our Common Stock and our stock price may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933 (the “Securities Act”) for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We are choosing to take advantage of the extended transition period for complying with new or revised accounting standards. We will remain an “emerging growth company” until the last day of the fiscal year following the fifth anniversary of the date of the first sale of our Common Stock pursuant to an effective registration statement under the Securities Act, although we will lose that status sooner if our revenues exceed $1.235 billion, if we issue more than $1 billion in non-convertible debt in a three year period, or if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last day of our most recently completed second fiscal quarter.

Investors may be unable to compare our business with other companies in our industry if they believe that our financial accounting is not as transparent as other companies in our industry. If we are unable to raise additional capital as and when we need it, our financial condition and results of operations may be materially and adversely affected.

As a “controlled company” under the rules of Nasdaq, we may choose to exempt our Company from certain corporate governance requirements that could have an adverse effect on our public shareholders.

As of the date of this Annual Report founders and the management will beneficially own voting stock that provides them with approximately 67.9% of the voting power of our voting stock and we are a “controlled company” within the meaning of the listing rules of Nasdaq.

As long as our officers and directors, either individually or in the aggregate, own at least 50% of the voting power of our Company, we are a “controlled company” as defined under the listing rules of Nasdaq.

For so as we are a controlled company under that definition, we are permitted to elect to rely, and may rely, on certain exemptions from corporate governance rules, including:

●	an exemption from the rule that a majority of our Board must be independent directors;

●	an exemption from the rule that the compensation of our chief executive officer must be determined or recommended solely by independent directors; and

●	an exemption from the rule that our director nominees must be selected or recommended solely by independent directors.

We do not intend to rely on the “controlled company” exemption under the Nasdaq listing rules at this time, but we could elect to rely on this exemption in the future. If we elect to rely on the “controlled company” exemption, a majority of the members of our Board might not be independent directors and our nominating and corporate governance and compensation committees might not consist entirely of independent directors.

As a result, you will not have the same protection afforded to shareholders of companies that are subject to these corporate governance requirements.

We have not paid dividends in the past and do not expect to pay dividends in the future, and any return on investment may be limited to the value of our stock.

We have never paid cash dividends on our Common Stock and do not anticipate paying cash dividends on our Common Stock in the foreseeable future. We currently intend to retain any future earnings to support the development of our business and do not anticipate paying cash dividends in the foreseeable future. Our payment of any future dividends will be at the discretion of our Board after taking into account various factors, including, but not limited to, our financial condition, operating results, cash needs, growth plans and the terms of any credit agreements that we may be a party to at the time. In addition, our ability to pay dividends on our common stock may be limited by Nevada state law. Accordingly, investors must rely on sales of their Common Stock after price appreciation, which may never occur, as the only way to realize a return on their investment. Investors seeking cash dividends should not purchase our Common Stock.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our Common Stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. Several analysts may cover our stock. If one or more of those analysts downgraded our stock or publish inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts cease coverage of our Company or fail to publish reports on us regularly, demand for our stock could decrease, which might cause our stock price and trading volume to decline.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

We strive to safeguard our important data, hardware, and internal network from digital attacks, theft and damage. In the ordinary course of our business, we collect, use, store, and digitally transmit confidential, sensitive, proprietary, and personal information. The secure maintenance of this information and our information technology systems is important to our operations and business strategy. To this end, we have implemented processes designed to assess, identify, and manage risks from potential unauthorized occurrences on or through our information technology systems that may result in adverse effects on the confidentiality, integrity, and availability of these systems and the data residing therein. These processes are managed and overseen by our Chief Operating Officer, Dr. Liqin Xie. In the process of advancing the systematic development of information security, we seek to maintain a robust approach that encompasses policy formulation, organizational structuring, technological application enhancement, process optimization, and personnel training. We also conduct regular employee trainings on cyber and information security, among other topics, as well as we utilize secure cloud-based storage and maintain redundant local backups on dedicated hard drives to protect the integrity and availability of the Company’s data assets.

Our Chief Operation Officer, Dr. Liqin Xie, who reports directly to our Chief Executive Officer, is responsible for assessing and managing our cybersecurity risks. The Company’s current data protection approach relies on Box, a cloud-based platform, for secure storage and collaboration, supplemented by two (2) local hard drives that serve as redundant on-site backups. The Chief Operating Officer monitors access controls, reviews data storage practices, and ensures that cybersecurity safeguards remain appropriate for the Company’s size, operations, and risk profile. Since the beginning of the last fiscal year, we have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us, but we face certain ongoing cybersecurity risks that, if realized, are reasonably likely to materially affect us. Additional information on cybersecurity risks we face is discussed in Part I, Item 1A, “Risk Factors,” under the heading “Our systems and infrastructure face certain risks, including cybersecurity and data leakage risks. failure or disruption in or to our information system could compromise sensitive information related to our business and expose us to liability or reputational harm, and our ability to effectively manage our business operations could be adversely affected.”

The Board of Directors, as a whole and at the committee level, has oversight for the most significant risks facing us and our processes to identify, prioritize, assess, manage, and mitigate those risks. The Audit Committee, comprised solely of independent directors, has been designated by our Board to oversee cybersecurity risks. The Audit Committee receives regular updates on cybersecurity and information technology matters and related risk exposures from our management team. The Board also receives updates from management and the Audit Committee on cybersecurity risks on at least an annual basis.

ITEM 2. PROPERTIES.

Our principal executive offices are located at 2 Jericho Plaza, Suite 101B, Jericho, NY 11753. Our telephone number is (718) 673-6078. Our website address is www.curanexpharma.com. Information contained on our website or connected thereto does not constitute part of, and is not incorporated by reference into, this annual report on Form 10-K of which it forms a part.

item 3. legal proceedings

We are not aware of any pending legal proceedings to which we are a party, or to which any director, officer or affiliate of our Company, or any owner of record or beneficially of more than 5% of any class of our voting securities, is a party adverse to us or has a material interest adverse to us.

item 4. mine safety disclosures.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information for Common Stock

Curanex is listed on the Nasdaq Capital Market under the symbol “CURX.”

Holders

As of March 30, 2026, there were 11 holders of record of our Common Stock. Since many of our shares of Common Stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. There were also 3 holders of record for our Series A Preferred Stock.

Dividend Policy

We do not anticipate declaring or paying, in the foreseeable future, any cash dividends on our capital stock. We intend to retain all available funds and future earnings, if any, to fund the development and expansion of our business, and we do not anticipate paying any cash dividends in the foreseeable future. Any future determination regarding the declaration and payment of dividends, if any, will be at the discretion of our board of directors and will depend on then-existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, business prospects and other factors our board of directors may deem relevant.

Nasdaq Deficiency Notice

Our Common Stock currently trades on The Nasdaq Capital Market (“Nasdaq”). On November 5, 2025, we received a letter from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that the closing bid price for our Common Stock for the previous 30 consecutive business days was below $1.00 per share, which is the minimum closing bid price (the “Minimum Bid Price Requirement”) required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company was provided with a grace period of 180 days, or May 4, 2026, to regain compliance with the Minimum Bid Price Requirement.

Outstanding Equity Awards

No equity awards to our named executive officers were outstanding as of the date of this Annual Report.

Executive Incentive Compensation Recovery Policy

We have adopted an executive incentive compensation recovery policy (the “Executive Incentive Compensation Recovery Policy”) pursuant to Section 10D of the Exchange Act, Rule 10D-1 promulgated under the Exchange Act (“Rule 10D-1”), and Listing Rule 5608 adopted by Nasdaq (the “Listing Standards”). The purpose of the Executive Incentive Compensation Recovery Policy is to provide for the recovery of certain incentive-based compensation in the event of an accounting restatement. In the event of an accounting restatement, it is the Company’s policy to recover reasonably promptly the amount of any erroneously awarded compensation received during the recovery period. An accounting restatement involves a restatement of the Company’s financial statements due to material noncompliance with any financial reporting requirement under the federal securities laws, including any required accounting restatement to correct an error in previously issued financial statements that is material to the previously issued financial statements, or that would result in a material misstatement if the error were corrected in the current period or left uncorrected in the current period.

The amount of “erroneously awarded compensation” generally means the amount of incentive-based compensation (compensation that is granted, earned, or vested based wholly or in part upon the attainment of a financial reporting measure) received by a covered executive that exceeds the amount of incentive-based compensation on that otherwise would have been received had it been determined based on the restated financial statements. The Company need not recover any “erroneously awarded compensation” if and to the extent that the Compensation Committee or a majority of the independent members of the Board determines that such recovery is impracticable and not required under Rule 10D-1 and the Listing Standards, including if the Compensation Committee or a majority of the independent members of the Board determines that: (i) the direct expense paid to a third party to assist in enforcing the policy would exceed the amount to be recovered after making a reasonable attempt to recover, or (ii) recovery would likely cause an otherwise tax-qualified broad-based retirement plan to fail the requirements of Section 401(a)(13) or Section 411(a) of the Internal Revenue Code of 1986, as amended, and regulations thereunder. The policy is administered by our Compensation Committee, except that the Board may decide to act as the administrator in lieu of the Compensation Committee or designate another committee of the Board to act as the administrator other than the determination that recovery of “erroneously awarded compensation” is impracticable.

Recent Sales of Unregistered Securities

There were no sales of equity securities during the period covered by this Report that were not registered under the Securities Act and were not previously reported in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K filed by the Company.

ITEM 6. [RESERVED].

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion and analysis of our financial condition and results of operations together with our audited financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion and other parts of this Annual Report on Form 10-K contain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section of this report entitled “Risk Factors.” You should carefully read the “Cautionary Note About Forward-Looking Statements” and “Risk Factors” sections of this Annual Report on Form 10-K to gain an understanding of the important factors that could cause actual results to differ materially from the results described below.

Overview

We are a developmental stage pharmaceutical company dedicated to discovering, developing and commercializing innovative botanical drugs to treat patients suffering from inflammatory diseases. Our mission is to address significant unmet medical needs and to improve patients’ lives by harnessing the power of natural substances. We are dedicated to discovering, developing and commercializing botanical medicines for treating patients with immune and inflammatory diseases and to develop therapies that may offer potential benefits to patients with unmet clinical needs in various fields, such as autoimmune diseases, metabolic diseases and viral infections. We are committed to “Bringing hope and healing through the wisdom of plants.”

Our business strategy is centered on developing innovative botanical drugs, with a focus on Phyto-N as our lead candidate, for the treatment of inflammatory diseases. Phyto-N is a proprietary botanical extract with chemical components and pharmacological activities that harnesses potential anti-inflammatory properties of a medicinal plant with a long history of human use. Phyto-N has a long history of use in Chinese traditional medicine, which focuses on an alternative herbal medical practice, and has shown positive results in animal models of multiple inflammatory diseases. We aim to prioritize the development of Phyto-N and its active compounds, to conduct further preclinical and clinical studies to evaluate its therapeutic potential and safety profile, and if warranted, to seek the necessary regulatory approval in order to commercialize Phyto-N.

On August 27, 2025, the Company closed its IPO of 3,750,000 shares of the Common Stock, at a public offering price of $4.00 per share, for gross proceeds of $15,000,000. Under the terms of an underwriting agreement dated August 25, 2025 with Dominari Securities, LLC (the “Underwriting Agreement”), the Company granted the underwriters an option to purchase up to 562,500 additional shares at the initial public offering price, and on September 12, 2025, underwriters exercised their option in full and purchased all of the Company’s shares under the over-allotment option, resulting in additional gross proceeds of $2,250,000 and net proceeds of $2,070,000 to the Company. The Company is utilizing the net proceeds from the IPO primarily for (i) the development of its lead product candidate, Phyto-N, for the treatment of ulcerative colitis; (ii) to conduct FDA-required GLP toxicology and pharmacokinetic studies for Phyto-N in ulcerative colitis, (iii) to prepare and submit an IND application.

We are planning to submit an IND for the treatment of ulcerative colitis in the fourth quarter of 2026. If allowed to proceed by the FDA, a Phase I trial will be initiated 30 days post-IND submission. If the Phase I trial is completed with positive results, we intend to proceed with a Phase II trial for ulcerative colitis as our lead indication. Contingent upon the success of our ulcerative colitis trials, available funding, and other strategic considerations, Curanex may subsequently initiate additional Phase II trials in other high-value indications such as atopic dermatitis, coronavirus (COVID-19), gout, diabetes, and NAFLD, or may seek to license out these indications to third parties at the Phase II stage. This multiple indication strategy represents our long-term vision to explore and maximize the value of Phyto-N and build a robust pipeline of botanical drug candidates targeting inflammatory diseases. The successful completion of these clinical trials could position Phyto-N as a potential botanical drug candidate for multiple inflammatory indications, addressing specific unmet medical needs. If approved, Phyto-N could provide patients with new treatment options for various inflammatory conditions.

Our Business Model

We anticipate that our future revenue streams will primarily derive from the commercialization of our botanical drug products. Our lead product candidate, Phyto-N, is currently in pre-clinical studies stage. We plan to file an IND application in the fourth quarter of 2026, with ulcerative colitis to be our first application. As we progress towards clinical development, we will continue to invest in translational research to further elucidate the mechanisms of action, biomarkers, and patient stratification strategies for Phyto-N. These efforts will support our precision medicine approach and help us optimize the design and execution of our clinical trials to explore the chances of success. However, there is no guarantee that we will receive regulatory approval or successfully reach commercialization or generate any revenue. The process of obtaining regulatory approval is lengthy, expensive, and uncertain. Assuming we successfully navigate the regulatory process and obtain approval for our products, we anticipate the following potential revenue streams:

●	Product Sales: Upon regulatory approval, we would expect to generate revenue through the sale of our drug products to healthcare providers, specialty pharmacies, and distributors. Our pricing strategy would be based on the value our therapies provide to patients, the healthcare system, and society, taking into account factors such as clinical efficacy, safety, and pharmacoeconomic benefits.

●	Collaborations and Licensing: We plan to explore strategic collaborations and licensing agreements with other pharmaceutical companies to co-develop, co-promote, or out-license our drug candidates. These agreements could potentially provide upfront payments, milestone payments, and royalties on future product sales, diversifying our revenue streams and mitigating development risk.

●	Research Grants and Contracts: We intend to pursue non-dilutive funding opportunities, such as research grants and contracts from government agencies, foundations, and other organizations. These funds could support our early-stage research and help us validate our therapeutic concepts and generate proof-of-concept data. However, as of the date of this Annual Report, we have not received any research grants or contracts.

Significant Risks and Uncertainties

The global economic slowdown, the overall disruption of global healthcare systems and other risks and uncertainties associated with public health crises and global geopolitical tensions may have a material adverse effect on our business, financial condition, results of operations and growth prospects. The resulting fluctuations in inflation rates may materially affect our business and corresponding financial position and cash flows. Inflationary factors, such as increases in the cost of our clinical trial materials and supplies, interest rates and overhead costs may adversely affect our operating results. Relatively high interest rates also present a challenge impacting the U.S. economy and could make it more difficult for us to obtain traditional financing on acceptable terms, if at all, in the future. Furthermore, economic conditions have produced downward pressure on share prices. We may experience increases in the future on our operating costs, including our labor costs and research and development costs, due to supply chain constraints, global geopolitical tensions, worsening global macroeconomic conditions, and employee availability and wage increases, which may result in additional stress on our working capital resources. Moreover, there is great uncertainty with respect to potential changes in trade regulations, ongoing changes to U.S. and international tariffs and other trade restrictions and trade barriers, renegotiation of international trade agreements or further escalation of trade tension, sanctions and export controls which also increase volatility in the global economy.

In addition, we are subject to other challenges and risks specific to our business and our ability to execute on our strategy, as well as risks and uncertainties common to companies in the pharmaceutical industry with development and commercial operations, including, without limitation, risks and uncertainties associated with: identifying, acquiring or in-licensing products or product candidates; obtaining regulatory approval of product candidates; pharmaceutical product development and the inherent uncertainty of clinical success; the challenges of protecting and enhancing our intellectual property rights; and complying with applicable regulatory requirements.

Results of Operations

Comparison of Results of Operations for the Year Ended December 31, 2025 and 2024

Revenue and Cost of Sales

We are a clinical-stage biotechnology company and have not generated revenue from product sales to date. We did not generate any revenue during the years ended December 31, 2025, or 2024. This is consistent with our focus on advancing the development of our botanical drug candidates and progressing toward our clinical and regulatory milestones.

We anticipate generating revenue only upon successful commercialization of our product candidates or from entering into strategic licensing agreements. However, there is no assurance as to the timing or likelihood of these events.

Operating Expenses

General and Administrative Expenses

General and administrative expenses were $1,253,203 for the year ended December 31, 2025, compared to $290,386 for the year ended December 31, 2024. The increase of $962,817 was primarily attributable to higher personnel-related expenses, including approximately $623,000 of increased payroll costs, as our founder and certain members of senior management began receiving compensation following the completion of our IPO, whereas little or no cash compensation had been paid to these individuals prior to that time. The increase also reflects higher professional fees and other costs associated with operating as a public company, including expenses related to the preparation for and completion of our IPO and ongoing public company compliance and reporting requirements.

Research and Development Expenses

Research and development (“R&D”) expenses were $2,985,873 for the year ended December 31, 2025, compared to $74,676 for the year ended December 31, 2024. The increase of $2,911,197 was primarily attributable to expanded research and development activities following the Company’s IPO, including costs associated with IND-enabling studies and related research activities for ulcerative colitis, atopic dermatitis, COVID-19, diabetes, nonalcoholic fatty liver disease (“NAFLD”), and gout.

The increase also reflects the recognition of costs under the Company’s updated accounting policy to expense R&D costs over the related contract performance periods. As of December 31, 2025, the Company recorded approximately $6.2 million in prepaid R&D expenses, representing advance payments to contract research organizations (“CROs”) and contract development and manufacturing organizations (“CDMOs”) for services to be performed under ongoing IND-related studies.

The Company expects R&D expenses to remain significant as these studies progress, although the timing and amount of such expenses may vary depending on the pace of research activities and the advancement of its development programs.

Interest Expense

Interest expense was $8,537 for the year ended December 31, 2025, compared to $nil for the year ended December 31, 2024. The interest expense recognized in 2025 primarily relates to borrowings under two short-term promissory notes issued to Dian Ying Jing, one of our founders, Secretary and the spouse of our Chief Executive Officer. The notes had an interest rate of 4.34% per annum and were issued in February 2025 and May 2025 with an aggregate principal amount of $400,000. The Company repaid the outstanding principal and accrued interest on these notes in September 2025. No comparable borrowings were outstanding in 2024.

Other Income

Other income was $22,507 for the year ended December 31, 2025, compared to $3,554 for the year ended December 31, 2024. The increase was primarily attributable to higher interest income earned on the Company’s cash balances. The higher interest income in 2025 primarily reflects increased cash balances following the receipt of net proceeds from the Company’s IPO.

Net Loss

The Company recorded a net loss of $4.2 million for the year ended December 31, 2025, compared to a net loss of $361,506 for the year ended December 31, 2024. The increase in net loss was primarily attributable to higher operating expenses in 2025, including a significant increase in research and development expenses related to the Company’s expanded IND-enabling studies, as well as higher general and administrative expenses associated with increased personnel costs and professional fees related to preparing for and operating as a public company following the Company’s IPO.

Liquidity and Capital Resources

As of December 31, 2025, we had cash and cash equivalents of $4,973,134, compared to $148,891 as of December 31, 2024. The increase in cash and cash equivalents was primarily attributable to net proceeds of approximately $15.3 million received from the Company’s IPO completed in August 2025 and the exercise in full of the underwriters’ over-allotment option in September 2025.

We believe that our existing cash and cash equivalents will be sufficient to fund our operating expenses and capital requirements for at least the next twelve months from the date of this Annual Report on Form 10-K. We may, however, require additional capital to support our ongoing research and development activities and future clinical development programs. Accordingly, we may seek to raise additional funds through equity or debt financings or other strategic arrangements. There can be no assurance that such financing will be available on acceptable terms, or at all.

Cash Flow

Cash Flows from Operating Activities

Net cash used in operating activities was $10,484,452 for the year ended December 31, 2025, compared to $555,575 for the year ended December 31, 2024. The increase in cash used in operating activities was primarily attributable to higher operating expenses as the Company expanded its research and development activities following the completion of its IPO.

Cash used in operating activities in 2025 primarily reflected the Company’s net loss of $4,225,106 and a significant increase in prepaid expenses of $6,253,298, which largely consisted of advance payments made to contract research organizations (“CROs”) and contract development and manufacturing organizations (“CDMOs”) for services to be performed under ongoing investigational new drug (“IND”) enabling studies. These uses of cash were partially offset by non-cash charges, including amortization of right-of-use assets of $79,396 and IP development impairments of $74,676, as well as changes in other working capital accounts.

Cash Flows from Financing Activities

Net cash provided by financing activities was $15,308,695 for the year ended December 31, 2025, compared to $630,100 for the year ended December 31, 2024. The increase was primarily attributable to net proceeds of $15,655,192 received from the Company’s IPO completed in August 2025, partially offset by $346,497 in offering-related costs paid during the period.

Net cash provided by financing activities for the year ended December 31, 2024 consisted primarily of proceeds from the issuance of common stock of $630,000 and proceeds from the issuance of preferred stock of $100.

Contractual Obligations and Contingencies

As of December 31, 2025, the Company’s material contractual obligations primarily consisted of operating lease commitments related to its office facilities and motor vehicle leases.

On January 1, 2025, the Company assumed an office lease from Duraviva Pharma Inc., a New York corporation under common control, pursuant to a lease assignment agreement. The lease term extends through August 31, 2026 and is classified as an operating lease. In addition, during the fourth quarter of 2025, the Company entered into lease agreements for three motor vehicles with non-cancelable lease terms ranging from 36 to 51 months.

As of December 31, 2025, the Company recognized right-of-use assets of $352,616 and operating lease liabilities of $346,699 in its consolidated balance sheet in accordance with ASC 842. Total future minimum lease payments under these operating leases were $374,729, of which $136,921 is payable in 2026, $89,964 in 2027, $86,766 in 2028, and $61,078 in 2029. After giving effect to imputed interest of $28,030, the present value of lease liabilities was $346,699 as of December 31, 2025.

The Company is not currently a party to any material legal proceedings and does not have any other material contractual obligations, commitments, or contingencies as of December 31, 2025.

Emerging Growth Company and Smaller Reporting Company Status

We operate as an emerging growth company (EGC) under the JOBS Act, allowing us to delay the adoption of new or revised accounting standards. Additionally, we qualify as a smaller reporting company (SRC) under SEC regulations, enabling us to provide scaled disclosures to streamline our reporting process.

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with U.S. GAAP and require management to make estimates and assumptions. A summary of our significant accounting policies is included in Note 1 of our audited financial statements included in this Form 10-K. The preparation of these financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Our estimates and assumptions are based on historical experiences and changes in the business environment. However, actual results may differ from estimates under different conditions, sometimes materially. Critical accounting policies and estimates are defined as those that involve a significant level of estimation uncertainty and have had, or are reasonably likely to have, a material impact on our financial condition or results of operations. The Company’s critical accounting estimates include its assessment of going concern and the valuation allowance on deferred tax assets, which are described below.

Going Concern

The Company evaluates, for each reporting period, whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. This assessment requires significant judgment and is based on factors including the Company’s current liquidity position, expected operating losses, and management’s plans to mitigate such conditions, including potential financing activities. Changes in these assumptions or the Company’s ability to execute its plans could materially affect the conclusion of the going concern assessment.

Valuation Allowance on Deferred Tax Assets

The Company recognizes deferred tax assets for net operating loss carryforwards and evaluates the need for a valuation allowance based on whether it is more likely than not that such deferred tax assets will be realized. This assessment requires significant judgment, including the evaluation of future taxable income, the reversal of existing temporary differences, and tax planning strategies. Based on the Company’s history of operating losses, the Company has recorded a full valuation allowance against its deferred tax assets. Changes in assumptions regarding future profitability could materially impact on the amount of valuation allowance recognized in future periods.

Off-Balance Sheet Arrangements

The Company did not have any off-balance sheet arrangements as of December 31, 2025, as defined under Item 303(a)(4) of Regulation S-K.

Item 7a. quantitative and qualitative disclosures about market risk

As a smaller reporting company, we are not required to provide the information required by this item.

item 8. financial statements and supplementary data

The information for this Item 8 is included following the “Index to Financial Statements” on page F-1 of this Annual Report.

item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

item 9a. controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2025. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2025, our disclosure controls and procedures were non-effective.

Management’s Annual Report on Internal Control over Financial Reporting

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025, based on the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management has determined that our internal control over financial reporting as of December 31, 2025, was not effective due to material weaknesses in internal controls over financial reporting.

Material Weaknesses in Internal Control Over Financial Reporting

A material weakness in internal controls over financial reporting is a deficiency, or a combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The review, testing and evaluation of key internal controls over financial reporting completed by the Company resulted in the Company’s principal executive officer and principal financial officer concluding that as of December 31, 2025, material weaknesses existed in the Company’s internal controls over financial reporting. Specifically, in connection with our:

(i) Lack of internal controls - Controls are not in place with respect to the five components of internal controls: Control Environment, Risk Assessment, Monitoring, Information and Communication, and Control Activities; and

(ii) Lack of US GAAP experienced personnel - The Company does not have accounting personnel with extensive experience in maintaining books and records and preparing financial statements in accordance with US GAAP which could lead to untimely identification and resolution of accounting matters inherent in the Company’s financial transactions in accordance with US GAAP;

(iii) Lack of bookkeeping system - The Company does not record journal entries but updates the trial balance month by month in an excel file and compiles financial statements in excel as well. Without proper record of journal entries, the risk of material misstatements due to fraud or errors is high.

The Company has continued to address the material weaknesses described above through the following actions:

●	Assessing finance and accounting resources to identify the areas and functions that lack sufficient personnel and recruiting for experienced personnel to assume these roles;
●	Further centralization of key accounting processes to enable greater segregation of duties;
●	Developing further training on segregation of duties; and
●	Designing and implementing additional compensating controls where necessary.
●	Engaging an external consulting firm with U.S. GAAP and SEC reporting expertise to assist in maintaining the Company’s books and records and preparing financial statements and related disclosures.

While we continue working diligently to remediate these material weaknesses, there is no assurance that these material weaknesses will be fully remediated by December 31, 2026.

Item 9B. OTHER INFORMATION.

Trading Arrangements

None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the year ended December 31, 2025, as such terms are defined under Item 408(a) of Regulation S-K.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

part iii

Item 10. Directors, Executive Officers and corporate governance

Below are the names of and certain information regarding the Company’s current executive officers and directors:

Name	Age	Position
Jun Liu	62	Chief Executive Officer, President, Chairman and Director
Wanjun Zhang	52	Chief Financial Officer and Treasurer
Huijuan Zhong	59	Chief Scientific Officer and Director
Liqin Xie	54	Chief Operating Officer
Ning Zhang	51	Chief Technology Officer
Dian Ying Jing	59	Secretary
Yong Yan	53	Independent Director
Helen Hsu	63	Independent Director
Xiaohui Hao	61	Independent Director

Jun Liu, 62, became our Chief Executive Officer and President in February 2024, and a member of the Board in June 2024, upon the Reincorporation. Mr. Liu has three decades of real estate development experience, having developed over a million square meters of commercial and residential properties in various cities across China. He also has over twenty years of experience in pharmaceutical investment and research, operating traditional Chinese medicine clinics and private hospitals in Hong Kong and mainland China. In the pharmaceutical sector, Mr. Liu has taken leadership roles in research and development, focusing on both botanical and chemical drugs. Since 2020, he has served as the President of Duraviva Pharma Inc, a company in which he and his immediate family own a majority of the equity and voting power, where he oversees strategic planning, business development, and overall management of the company’s operations. Since 2018, he has also offered consultancy services and served as the Manager of TCM Group Inc., another entity where he and his family hold a majority of the equity ownership and voting power, where he provides guidance on strategic initiatives, manages key client relationships, and ensures the delivery of high-quality consultancy services. Mr. Liu received his BA in 1988 from Northeast Normal University. Mr. Liu is qualified to serve on our Board due to his extensive experience in real estate development, pharmaceutical investment and research, and executive leadership roles in multiple successful ventures.

Wanjun Zhang, 52, was appointed as our Chief Financial Officer and Treasurer of the Company, effective January 1, 2026. He has over 20 years of financial and accounting related experience, specializing in financial reporting, compliance, and business strategy. Before joining Curanex, from July 2020, he provided financial consulting and accounting services to small and medium size companies, focusing on financial reporting, compliance and business strategy. Between July 2017 and July 2020, Mr. Zhang served as the finance director of Beijing Huaxiahuitong Petty Loan Co. Ltd., where he provided full financial, compliance and accounting services, and between August 2010 and February 2016, Mr. Zhang played a significant leadership role, serving as the finance director of Perfect World (Beijing) Software Co., Ltd., which between 2007 and 2015 was a publicly-traded SEC reporting company listed on Nasdaq under the ticker symbol “PWRD.” Mr. Zhang holds a Bachelor’s degree in Accounting from the Central University of Finance and Economics in Beijing, China.

Huijuan Zhong, PhD, 59, joined the Company as Chief Science Officer in June 2024, upon the Reincorporation, and was appointed as a member of the Board on February 1, 2025. She possesses over 23 years of experience in the pharmaceutical industry and has knowledge and expertise in drug substances and drug product development. Since 2021, she serves as associate director of Analytical Development at Karuna Therapeutics – a Bristol Myers Squibb company, providing a wide range of risk-based analytical development, method validation and transfer, and specification setting to support clinical programs from IND Phase I to NDA. Between June 2010 and July 2021, she worked as Principal Scientist at Rhodes Pharmaceuticals, where she took a leadership role and provided her expertise in drug substance and drug product development from preclinical development through clinical studies to NDA505(b)(2) filings and commercialization.

Dr. Zhong is a member of American Association for the Advancement of Science and American Chemical Society, American Association of Pharmaceutical Scientists and Sino-American Pharmaceutical Professionals Association EC member. Dr. Zhong is a co-author of many publications in the field of pharmaceutical industry and chemistry. She possesses a Postdoctoral in Analytical Chemistry from Northeastern University (1999-2001), a PhD in 1999 in Analytical Chemistry from, the University of York, UK, an MS in Environmental Analytical Chemistry from Nanjing University, China, in 1989, and BSc in Organic Chemistry from Nanjing University, China 1986. We believe that Dr. Zhong is qualified to serve on our Board due to her extensive experience in pharmaceutical industry, specifically in drug substance and drug product development.

Liqin Xie, PhD, 54, joined the Company as the Chief Operating Officer in June 2024, upon the Reincorporation. With over 15 years of experience across big pharma (Regeneron) and startup biotech (Surrozen), Dr. Xie possesses deep expertise in drug discovery and development for multiple diseases and program leadership, and he has a strong scientific acumen with over 50 publications and 5 patents. From 2018 to 2023, Dr. Xie held the position of Principal Scientist at Surrozen Inc., where he served as the team leader of Inflammatory Bowel Disease in vivo Pharmacology group, designed and conducted Pharmacokinetic/Pharmacodynamic experiments and toxicology analysis, prepared documents for IND filing, and led a first-in-class Ulcerative Colitis drug from discovery to IND.

Dr. Xie holds an M.D. from Beijing University of Chinese Medicine, an M.S. in Medicine (with a focus on Metabolism) from the Institute of Space Medico-Engineering of China, and a Ph.D. in Biomedical Engineering from the State University of New York at Stony Brook. We believe that his diverse skill set and extensive academic and professional accomplishments will help the Company in bringing innovative technologies and managing our business operations successfully.

Ning Zhang, PhD, 51, joined the Company as the Chief Technology Officer in June 2024, upon the Reincorporation. He has extensive experience in traditional Chinese medicine that drives innovation and advancement in pharmaceutical technologies. Since 2014, Dr. Zhang has served as a Professor of Traditional Chinese Medicine at Heilongjiang University of Chinese Medicine, assuming the role of Doctoral Supervisor in 2018, where he leads research projects, supervises doctoral students, and collaborates with industry partners to translate research findings into practical applications. In his academic capacity, Professor Zhang focuses his research on the extraction and identification of active pharmaceutical ingredients, alongside enhancing pharmaceutical dosage forms and pharmacokinetics.

Dr. Zhang holds a BA degree from Shanghai Medical University in 1993; Master’s and Doctoral degrees in Biomedicine and Chinese Medicine from Heilongjiang University of Chinese Medicine in 2003 and 2006, respectively. With his extensive academic background and dedication to advancing pharmaceutical science, the Board believes that Dr. Zhang plays a crucial role in driving technological innovation and excellence at Curanex.

Dian Ying Jing, 59, has been our Secretary since inception. From inception to January 31, 2025, she also served as our director. From 2018 until February 2024, she also served as our Chief Executive Officer and President and from 2018 until June 2024, she served as our Treasurer, where she oversaw the Company’s financial operations, managed relationships with investors and stakeholders, and provided strategic leadership to drive the Company’s growth and development. She is the wife of the Company’s Chief Executive Officer and President, Jun Liu, and together with him and their son, Chang Liu, owns a majority of the equity ownership and the voting power of the Company. She also serves as the director of Duraviva. She provides R&D services for botanical and chemical drugs. Since 2017, she serves as President of TCM Group Inc, where she provides consultation service for herbal products. Ms. Jing holds a bachelor’s degree from Northeast Normal University in 1989.

Yong Yan, PhD, 53, joined the Company as a member of the Board in June 2024, upon the Reincorporation. With nearly 25 years of experience in leading financial firms such as Credit Suisse, Merrill Lynch, PingAn Group, and Fosun Group, he has extensive expertise in securitization, structured products, tokenization, and fintech. Since December 2022, he has served as the CEO and Director of AlphaVest Acquisition Corp, a SPAC listed on NASDAQ, where he oversees the company’s strategic direction, identifies and evaluates potential acquisition targets, and leads the process of bringing the acquired company public. He is also the CFO and Director of BitDATA Exchange in Singapore, a regulated digital asset trading platform based on blockchain technology, since May 2020, where he manages the company’s financial operations, ensures regulatory compliance, and contributes to the development and implementation of strategic initiatives. Previously, he was a Partner at Shanghai V-Stone Capital from January 2018 to January 2023, leading venture capital and private equity investments in fintech and digital assets. His notable achievements include co-founding BitDATA Exchange and leading the first internet-based financial platform using securitization technology for Fosun Group. He holds a Ph.D. in Finance from the University of Alabama and a bachelor’s degree in economics from Fudan University. Mr. Yan is qualified to serve on our Board due to his extensive experience in finance, particularly in the areas of securitization, structured products, and digital assets, as well as his leadership roles in successful ventures and his strong academic background in finance and economics.

Xiaohui Hao, 61, joined the Company as a member of the Board in June 2024, upon the Reincorporation. Since January 2021, he serves as the Executive Director & Co-CEO of Citychamp Watch & Jewellery Group Limited, where he oversees the group’s strategic direction, business operations, and risk management, while ensuring compliance with regulatory requirements and corporate governance standards. Since January 2021, he is serving as a member of the Risk Management Committee of the Board of Directors of Bendera Bank (the wholly owned subsidiary of Citychamp Watch & Jewellery Group Limited) to manage various risks, including management risk, operational risk and liquidity risk. From September 2020 to February 2021, he served as Vice Chairman of the board of directors of China Chunlai Education Group (HK1069), where he provided strategic guidance, supported the development and implementation of the company’s growth plans, and ensured effective corporate governance practices. He also served as a non-executive director and vice chairman of Chunlai Education during the same period. From February 2018 to April 2020, Mr. Hao served as Chairman of the Board of Directors and the CEO of Yuanyin International Limited, where he formulated the overall development strategy of the company and control the development risks of various business of the company. He received a bachelor’s degree from Henan University in Economics and Law in 1988; master’s degree from Xiamen University in 1999; master’s degree from University of Northumbria in 2003. He is a PhD candidate. Mr. Hao is qualified to serve on our Board due to his extensive experience in corporate leadership, strategic planning, and risk management across various industries, including banking, education, and international business, as well as his strong academic background in economics, law, and management.

Helen Hsu, MD, MS, 63, joined the Company as a member of the Board on November 1, 2024, upon resignation of Yanming Du. Dr. Hsu has over 30 years of experience in the pharmaceutical industry, academia, and clinical settings. Since December 2023, Dr. Hsu has served as the VP of Medical Science at Phamaron Clinical Services, where she leverages her deep expertise in oncology research, medical affairs, and clinical operations to drive innovative programs. From March 2021 to July 2023, Dr. Hsu held the role of Senior Medical Director, Global Oncology Clinical Development at IPSEN BioPharma Epizyme Pharmaceutical. From 2015 to 2020, she was the Head of Oncology/Hematology Research at an US Cancer Centers and an International Cancer Hospital affiliated with Harvard Medical School. Her clinical research and medical affairs experiences has spanned in GSK, Novartis and BI global pharmaceuticals from 2000 - 2013. She also served as a Medical Consultant, CMO, and Strategy Advisor for Biotech, CRO, Medical Device companies, Cancer Centers, and Healthcare Investment Groups for over 10 years. Dr. Hsu received an MD degree from Southeast University Medical School in China and a Master of Science in Molecular Biology and Clinical Lab Science from Michigan State University. In addition to her clinical practice in China, she has been trained in medical science and genetic search at Albert Einstein College of Medicine and North Shore University Hospital in NY.

We believe that Dr. Hsu’s diverse background, strong track record in leading global clinical research programs, medical strategy, drug discovery, product launches, and her leadership abilities make her an invaluable addition to our Board.

Board Of Directors

Our Board consists of five (5) directors. A director is not required to hold any shares in the Company to qualify to serve as a director. A director who is in any way, whether directly or indirectly, interested in a contract or transaction or proposed contract or transaction with the Company is required to declare the nature of his interest at a meeting of our directors. A director may vote with respect to any contract or transaction or proposed contract or transaction notwithstanding that he may be interested therein, and if he does so his vote shall be counted and he may be counted in the quorum at any meeting of our directors at which any such contract or transaction is considered. Our directors may exercise all the powers of the Company to borrow money, mortgage or charge its undertaking, property and uncalled capital and to issue debentures or other securities whenever money is borrowed or as security for any debt, liability or obligation of the Company or of any third party.

Directors serve until the next annual meeting and until their successors are elected and qualified. Officers are appointed to serve for one year until the meeting of the Board following the annual meeting of shareholders and until their successors have been elected and qualified.

Director Independence

Our Board has reviewed the independence of our directors, applying Nasdaq independence standards. Nasdaq Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the company or any other individual having a relationship which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The Nasdaq listing rules provide that a director cannot be considered independent if:

●	the director is, or at any time during the past three (3) years was, an employee of the company;

●	the director or a family member of the director accepted any compensation from the company in excess of $120,000 during any period of twelve (12) consecutive months within the three (3) years preceding the independence determination (subject to certain exemptions, including, among other things, compensation for board or board committee service);

●	the director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three (3) years, any of the executive officers of the company served on the compensation committee of such other entity; or

●	the director or a family member of the director is a current partner of the company’s outside auditor, or at any time during the past three (3) years was a partner or employee of the company’s outside auditor, and who worked on the company’s audit.

Based on this review, the board determined that each of Yong Yan, PhD, Helen Hsu, M.D. and Xiaohui Hao, is “independent” within the meaning of the Nasdaq Listing Rules. In making this determination, our Board considered the relationships that each of these non-employee directors has with us and all other facts and circumstances our Board deemed relevant in determining their independence.

Committees of the Board

We established three Board committees: an audit committee, a compensation committee and a nominating and corporate governance committee and adopted a charter for each of the three committees. Each committee’s members and functions are described below.

Audit Committee. Our audit committee consists of Yong Yan, Helen Hsu, and Xiaohui Hao, and is chaired by Yong Yan. Each member of our audit committee satisfies the “independence” requirements of Rule 5605(c)(2) of the Listing Rules of Nasdaq and meets the independence standards under Rule 10A-3 under the Exchange Act. We have determined that Yong Yan qualifies as an “audit committee financial expert.” The audit committee will oversee our accounting and financial reporting processes and the audits of the financial statements of the Company. The audit committee will be responsible for, among other things:

●	selecting the independent registered public accounting firm and pre-approving all auditing and non-auditing services permitted to be performed by the independent registered public accounting firm;
●	reviewing with the independent registered public accounting firm any audit problems or difficulties and management’s response;
●	reviewing and approving all proposed related party transactions, as defined in Item 404 of Regulation S-K under the Securities Act;
●	discussing the annual audited financial statements with management and the independent registered public accounting firm;
●	reviewing major issues as to the adequacy of our internal controls and any special audit steps adopted in light of material control deficiencies;
●	annually reviewing and reassessing the adequacy of our audit committee charter;
●	meeting separately and periodically with management and the independent registered public accounting firm; and
●	reporting regularly to the Board.

Compensation Committee. Our compensation committee consists of Yong Yan, Helen Hsu, and Xiaohui Hao, and is chaired by Xiaohui Hao. Each member of our compensation committee satisfies the “independence” requirements of Rule 5605(c)(2) of the Nasdaq Listing Rules. The compensation committee will assist the Board in reviewing and approving the compensation structure, including all forms of compensation, relating to our directors and executive officers. Our Chief Executive Officer may not be present at any committee meeting during which his compensation is deliberated upon. The compensation committee will be responsible for, among other things:

●	reviewing the total compensation package for our executive officers and making recommendations to the Board with respect to it;
●	reviewing the compensation of our non-employee directors and making recommendations to the Board with respect to it; and
●	periodically reviewing and approving any long-term incentive compensation or equity plans, programs or similar arrangements, annual bonuses, and employee pension and welfare benefit plans.

Nominating Committee. Our nominating committee consists of Yong Yan, Helen Hsu, and Xiaohui Hao, and is chaired by Dr. Helen Hsu. Each member of our nominating committee satisfies the “independence” requirements of Rule 5605(c)(2) of the Listing Rules of Nasdaq. The nominating committee will assist the board in selecting individuals qualified to become our directors and in determining the composition of the Board and its committees. The nominating committee will be responsible for, among other things:

●	recommending nominees to the board for election or re-election to the Board, or for appointment to fill any vacancy on the Board;

●	reviewing annually with the board the current composition of the Board with regards to characteristics such as independence, age, skills, experience and availability of service to us;

●	selecting and recommending to the Board the names of directors to serve as members of the audit committee and the compensation committee, as well as of the nominating committee itself; and

●	monitoring compliance with our code of business conduct and ethics, including reviewing the adequacy and effectiveness of our procedures to ensure proper compliance.

Family Relationship

Except for our Chief Executive Officer, director and President, Jun Liu, and our Secretary, Dian Ying Jing, who are husband and wife, and for their son, Chang Liu, a beneficial owner of more than ten percent of the Company’s equity securities, there are no family relationships between the Company’s directors, officers, persons nominated or chosen by the issuer to become directors or officers, or beneficial owners of more than 10% of any class of the issuer’s equity securities.

Code of Ethics

Our Board adopted a written code of business conduct and ethics (“Code”) that applies to our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer or controller or persons performing similar functions. We are required to disclose any amendment to, or waiver from, a provision of our code of ethics applicable to our principal executive officer, principal financial officer, principal accounting officer, controller, or persons performing similar functions. We intend to use our website as a method of disseminating this disclosure as well as by SEC filings, as permitted or required by applicable SEC rules. Any such disclosure will be posted to our website within four (4) business days following the date of any such amendment to, or waiver from, a provision of our Code.

Board Leadership Structure and Risk Oversight

The Board oversees our business and considers the risks associated with our business strategy and decisions. The Board currently implements its risk oversight function as a whole. Each of the Board committees, as set forth below, will also provide risk oversight in respect of its areas of concentration and report material risks to the Board for further consideration.

Director Compensation

We compensated our non-employee directors for their services as directors as follows:

For the year ended December 31, 2025, each of our independent director (Yong Yan, Helen Hsu, and Xiaohui Hao) received a cash compensation in the amount of $12,000.

Directors who are employees of the Company did not receive any compensation as directors.

Involvement in Certain Legal Proceedings

To our knowledge, none of our current directors or executive officers has, during the past ten (10) years:

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●

had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two (2) years prior to that time;

●

been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

●

been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●

been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Scientific Advisory Board

The Company established its Scientific Advisory Board, and on March 11 and 12, 2026, it appointed four advisors to its Scientific Advisory Board: Dr. Daniel Pascheles, Dr. Nicholas A. Meanwell, Dr. Taku Kambayashi and Dr. Selvakumar Subbian. These advisors will provide scientific guidance across research and development, preclinical study design, IND preparation, clinical trials and intellectual property strategy. The biographical summary for these four advisors is as follows:

Daniel Pascheles, Ph.D.

Daniel Pascheles is a pharmaceutical executive and strategic consultant with over 25 years of experience building world-class competitive intelligence organizations within global life sciences companies. He is a former CEO and Partner at Molekule Consulting LLC, a firm he joined in 2017 to advise pharmaceutical and biotechnology clients on competitive strategy and market intelligence. Prior to Molekule Consulting, Dr. Pascheles spent 12 years at Merck & Co./MSD as Vice President and Head of Global Competitive Intelligence. Before that, he held senior leadership roles over 14 years at Aventis and its predecessor companies (Hoechst Marion Roussel, Marion Merrell Dow), including Global Head of CI, European Head of Sales and Marketing Administration, European Head of Strategic Planning, and General Manager Switzerland.

Dr. Pascheles studied Pharmacy at the Swiss Federal Institute of Technology (ETH) in Zurich and earned his Ph.D. in Pharmaceutical Technology from the same institution. He is Past-President and a current Board member of the Pharmaceutical Business Intelligence & Research Group (PBIRG), a member of the Society of Competitive Intelligence Professionals (SCIP) and the Licensing Executive Society (LES), and a Visiting Professor at Rey Juan Carlos University in Madrid. He has served on the Editorial Advisory Board of Pharmaceutical Executive magazine and is a sought-after speaker and chairman at international conferences on competitive intelligence.

Nicholas A. Meanwell, Ph.D.

Nicholas A. Meanwell is a distinguished medicinal chemist and drug discovery scientist and a former vice president, who spent four decades at Bristol Myers Squibb (1982–2022), where he led programs across cardiovascular, neurosciences, and virology therapeutic areas. Over the course of his career, Dr. Meanwell and his team advanced 33 clinical candidates, including several that reached patients as approved medicines: the HIV-1 attachment inhibitor fostemsavir (Rukobia™), the HCV NS5A inhibitor daclatasvir (Daklinza™), the HCV NS3 protease inhibitor asunaprevir (Sunvepra™), and the combination product Xymency™.

Dr. Meanwell has authored or co-authored more than 300 publications, reviewed articles, and book chapters, delivered over 250 invited lectures worldwide, and is named as inventor or co-inventor on 145 issued U.S. patents. He served as Associate Editor of the Journal of Medicinal Chemistry from 2017 to 2023. His contributions to the field have been recognized with numerous prestigious honors, including the 2015 Philip S. Portoghese Medicinal Chemistry Lectureship Award, induction into the ACS Division of Medicinal Chemistry Hall of Fame (2015), ACS “Heroes of Chemistry” Awards (2017, 2023), the 2022 Alfred Burger Award in Medicinal Chemistry, appointment as a Fellow of the American Chemical Society (2022), the 2024 Antonín Holý Memorial Award from the International Society for Antiviral Research, and the 2025 Scientific Achievement in Drug Discovery and Development Award from ASPET. Dr. Meanwell earned his Ph.D. from the University of Sheffield and completed his postdoctoral training with Professor Carl R. Johnson at Wayne State University.

Taku Kambayashi, MD, Ph.D.

Taku Kambayashi is a Professor of Pathology and Laboratory Medicine at the University of Pennsylvania’s Perelman School of Medicine. A physician-scientist with dual clinical and research expertise, Dr. Kambayashi is board-certified in Clinical Pathology and Transfusion Medicine and serves as Chair of the Immunology Graduate Group at Penn. Dr. Kambayashi’s laboratory investigates targetable signal transduction pathways in immune cells, with the goal of translating fundamental discoveries into therapies for autoimmune and inflammatory diseases. Key research programs include the role of TSLP-stimulated T cells in sebum secretion and adipose tissue loss (a finding with implications for obesity-related disorders), regulatory T cell homeostasis and its therapeutic manipulation in diseases such as multiple sclerosis, graft-versus-host disease, diabetes, and diacylglycerol kinase (DGK) as a novel checkpoint target for reactivating exhausted T cells in cancer and chronic infection. Dr. Kambayashi earned his B.S. in Biomedical Engineering from Johns Hopkins University and his M.D. and Ph.D. from Emory University. He completed his residency and fellowship training at the Hospital of the University of Pennsylvania. His work has been recognized with numerous awards, including the National Blood Foundation Scholar Award, the Junior Faculty Scholar Award from the American Society of Hematology, the STAT Summit Breakthrough Science Award (2022), and the Lady Barbara Colyton Award for Autoimmune Research. He is a member of the American Society of Clinical Investigation and the Henry Kunkel Society.

Selvakumar Subbian, Ph.D.

Selvakumar Subbian is a Professor in the Department of Medicine and Principal Investigator at the Public Health Research Institute (PHRI), New Jersey Medical School, Rutgers University, Newark, NJ. With more than 25 years of expertise in microbial pathogenesis and host-pathogen interactions, his research focuses on pulmonary infectious diseases — particularly tuberculosis and COVID-19 — integrating animal models, systems biology, and translational approaches to investigate host immune responses, transcriptional regulation in bacterial pathogens, genome-wide transcriptional analysis, biomarker discovery, and host-directed therapeutic strategies. Dr. Subbian’s laboratory has pioneered the use of rabbit models of pulmonary tuberculosis to study disease states that closely mirror human TB, including active cavitary disease, spontaneous latency, and tuberculous meningitis. His team has made significant contributions to host-directed therapy (HDT) for TB, demonstrating that phosphodiesterase-4 (PDE4) inhibition can improve antibiotic efficacy and reduce lung pathology. Dr. Subbian earned his B.Sc. in Biochemistry from Bharathiar University (India), his M.Sc. in Biomedical Genetics from the University of Madras, and his Ph.D. in Basic Medical Sciences from the Tuberculosis Research Center of the Indian Council of Medical Research, affiliated with The Tamil Nadu Dr. MGR Medical University. He completed postdoctoral training at the University of Nebraska–Lincoln, Texas A&M Health Science Center, and PHRI at New Jersey Medical School. He has authored more than 110 peer-reviewed publications and seven book chapters, serves as a reviewer for more than 75 scientific journals and multiple international funding agencies including NIH/NIAID, and is an editorial board member for several international journals. His honors include the “Faculty of the Year” award from New Jersey Medical School (2021) and the Young Investigator Award from the Theobald Smith Society of the American Society for Microbiology (2017).

Compliance With Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires directors, executive officers, and persons who beneficially own more than 10% of our common stock to file beneficial ownership reports with the SEC. Based solely on our review of Section 16(a) reports filed electronically with the SEC and our knowledge of certain transactions with directors and officers, all Section 16 reporting persons were in compliance with all Section 16(a) filing requirements with respect to the year ended December 31, 2025.

Insider Trading Policy

The Board of Directors has adopted an insider trading policy (“Insider Trading Policy”) governing the purchase, sale, and other dispositions of our securities that applies to all personnel of the Company, including directors, officers, employees, and immediate family members of any of the foregoing individuals. The Company believes that its Insider Trading Policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, as well as applicable listing standards. A copy of the Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report.

ITEM 11. EXECUTIVE COMPENSATION

Executive Incentive Compensation Recovery Policy

We have adopted an executive incentive compensation recovery policy (the “Recovery Policy”) pursuant to Section 10D of the Exchange Act, Rule 10D-1 promulgated under the Exchange Act (“Rule 10D-1”), and Listing Rule 5608 adopted by Nasdaq, which became effective on August 12, 2025 The purpose of the Executive Incentive Compensation Recovery Policy is to provide for the recovery of certain incentive-based compensation in the event of an accounting restatement. In the event of an accounting restatement, it is the Company’s policy to recover reasonably promptly the amount of any erroneously awarded compensation received during the recovery period. An accounting restatement involves a restatement of the Company’s financial statements due to material noncompliance with any financial reporting requirement under the federal securities laws, including any required accounting restatement to correct an error in previously issued financial statements that is material to the previously issued financial statements, or that would result in a material misstatement if the error were corrected in the current period or left uncorrected in the current period. The amount of “erroneously awarded compensation” generally means the amount of incentive-based compensation (compensation that is granted, earned, or vested based wholly or in part upon the attainment of a financial reporting measure) received by a covered executive that exceeds the amount of incentive-based compensation on that otherwise would have been received had it been determined based on the restated financial statements. The Company need not recover any “erroneously awarded compensation” if and to the extent that the Compensation Committee or a majority of the independent members of the Board determines that such recovery is impracticable and not required under Rule 10D-1 and the Nasdaq Listing Standards, including if the Compensation Committee or a majority of the independent members of the Board determines that: (i) the direct expense paid to a third party to assist in enforcing the policy would exceed the amount to be recovered after making a reasonable attempt to recover, or (ii) recovery would likely cause an otherwise tax-qualified broad-based retirement plan to fail the requirements of Section 401(a)(13) or Section 411(a) of the Internal Revenue Code of 1986, as amended, and regulations thereunder. The Recovery Policy is filed as Exhibit 97.1 to this Annual Report.

Summary Compensation Table

The following table provides disclosure concerning all compensation paid for services to our principal executive officer and our principal financial officer (the “Named Executive Officers”) for the fiscal year ended December 31, 2025. No other executive officers received total compensation for the fiscal year ended December 31, 2025 that exceeded $100,000. No executive officers received any compensation for our fiscal year ended December 31, 2024.

Name and Principal	Salary	Stock Awards	Option Awards	Other Compensation		Total
Position	($)	($)	($)	($)		($)
Mr. Jun Liu	216,667			15,992	(1)	232,659
CEO, President				—
Haiyan Yang, CFO(2)	35,000					35,000

(1) Represents the total amount paid by the Company in 2025 on behalf of Mr. Liu for the lease of the car.

(2) Haiyan Yang resigned as Chief Financial Officer and Treasurer, effective December 31, 2025.

Option Grants in Last Fiscal Year

There were no options granted to our executive officers in the fiscal year ended December 31, 2025. The Company has no material policies and practices on the timing of awards of options in relation to the disclosure of material non-public information by the Company.

Employment Agreements

Employment Agreement with Mr. Jun Liu, CEO

On March 2, 2026 we entered into an employment agreement (the “CEO Employment Agreement”) with Jun Liu, the Company’s current Chief Executive Officer and President. The Jun Liu’s Employment Agreement provides for an initial three-year term. Further contract extensions or renewal may be arranged by mutual consent of the parties prior to the expiration of the initial term. The CEO Employment Agreement provides that Mr. Liu will receive a base salary of $393,600 per annum. The CEO Employment Agreement contains certain non-disclosure and confidentiality provisions applicable to Mr. Liu for the benefit of the Company. Mr. Liu has also agreed, during the term of his employment and for the 18-month period following the termination of his employment not to solicit any employee or any person who was employed by the Company for employment. The Company has the right to terminate Mr. Liu’s employment immediately for cause upon certain specified acts, and if he is terminated without cause, he may be entitled to severance payments in certain circumstances.

Employment Agreement with Dr. Liqin Xie, COO

On March 2, 2026, the Company also entered into an executive employment agreement with Dr. Liqin Xie related to his continued service to the Company as Chief Operating Officer (the “COO Agreement”). The COO Agreement provides for (i) an annual base salary of $180,000 per calendar year, (ii) eligibility to participate in the Company’s equity incentive plan to be adopted by the Company; (iii) continued eligibility to participate in all employee benefit plans, practices and program maintained by the Company that are generally made available to employees of the Company, including vacation days, sick days, and reimbursement for all reasonable and necessary out-of-pocket business and travel expenses incurred by him in connection with the performance of his duties. The COO Employment Agreement contains certain non-disclosure and confidentiality provisions applicable to Dr. Xie for the benefit of the Company. Dr. Xie has also agreed, during the term of his employment and for the 18-month period following the termination of his employment not to solicit any employee or any person who was employed by the Company for employment. The Company has the right to terminate Dr. Xie’s employment at any time, with or without cause, and if he is terminated without cause, he may be entitled to severance payments in certain circumstances.

Offer Letter with Dr. Huijuan Zhong

Pursuant to the Offer Letter, dated May 11, 2024, Dr. Zhong received total compensation in the amount of $66,667 representing her salary for her service as Chief Scientific Officer following the closing of the IPO. On March 18, 2026, we issued an aggregate of 24,000 shares of Common Stock to Dr. Huijuan Zhong as additional compensation. These shares were valued at $0.408 per share, the closing price on March 17, 2026, as reported on Nasdaq. These shares were issued in reliance on exemption from registration requirements under Section 4(a)(2) of the Securities Act, as transactions by an issuer not involving any public offering.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT and Related Stockholder Matters

The following table sets forth certain information, as of the date of this Annual Report, with respect to the holdings of (1), each of our director;

(2) each of our executive officer;

(3) all of our current directors and executive officers as a group; and

(4) each person who is the beneficial owner of more than 5% of Company voting stock.

Beneficial ownership of the voting stock is determined in accordance with the rules of the SEC. Under these rules, a person is deemed to be a beneficial owner of a security if that person directly or indirectly has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to dispose or direct the disposition of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days from the date of this Annual Report. Under these rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary interest.

Except as otherwise indicated, the persons named in this table have sole voting and investment power with respect to all shares of voting stock held by them. Applicable percentage ownership in the following table is based on 28,364,812 shares of common stock issued and outstanding as of the date of this Annual Report, 1,000,000 shares of Series A Preferred Stock outstanding as of the date of this Annual Report and any securities that individual has the right to acquire within 60 days from the date of this Annual Report.

The percentage of voting power of Series A Preferred Stock in the table below is calculated based on the voting power of 1,000,000 shares of Series A Preferred Stock outstanding as of the date of this Annual Report; holders of which are entitled to 40% votes on all matters submitted to a vote of stockholders.

Unless otherwise indicated, the principal address of the named directors and directors and 5% stockholders of the Company is c/o Curanex Pharmaceuticals Inc, 2 Jericho Plaza, Suite 101B, Jericho, NY 11753.

Name and Address of Beneficial Owner	Class of Voting Stock Beneficially Owned	Number of shares beneficially owned		% of Ownership	% of Voting Power
Directors and Officers
Jun Liu, CEO, President and director	Common Stock	11,237,160	(1)(3)	39.62%	39.62%
	Series A Preferred Stock	690,000	(4)	69%	27.6%
Dian Ying Jing, Secretary	Common Stock	11,237,160	(2)(3)	39.62%	39.62%
	Series A Preferred Stock	690,000	(4)	69%	27.6%
Huijuan Zhong, Chief Scientific Officer and director	Common Stock	24,000		0.08%	0.08%
	Series A Preferred Stock	0		0	0
Liqin Xie, Chief Operating Officer	Common Stock	0		0	0
	Series A Preferred Stock	0		0	0
Wanjun Zhang, Chief Financial Officer and Treasurer	Common Stock	0		0	0
	Series A Preferred Stock	0		0	0
Ning Zhang, Chief Technology Officer	Common Stock	0		0	0
	Series A Preferred Stock	0		0	0
Helen Hsu, director	Common Stock	0		0	0
	Series A Preferred Stock	0		0	0
Yong Yan, director	Common Stock	0		0	0
	Series A Preferred Stock	0		0	0
Xiaohui Hao, director	Common Stock	0		0	0
	Series A Preferred Stock	0		0
All Directors and Officers (9) as a group	Common Stock	11,261,160	(3)	39.7%	39.7%
	Series A Preferred Stock	690,000	(4)	69%	27.6%

5% Shareholder
	Common Stock	7,982,220	(5)	28.14%	28.14%
Chang Liu	Series A Preferred Stock	310,000		31%	12.4%

(1)	Includes 7,076,160 shares of common stock Mr. Liu holds directly. Also includes 3,248,400 shares of common stock beneficially owned by Jun Liu through Dian Ying Jing, his wife, who holds these shares directly, and additional 912,600 shares of common stock held directly by Doublewin Developer LLC, an entity in which Dian Ying Jing has sole voting and investment power. Does not include 4,870,020 shares of common stock directly held by Chang Liu, Jun Liu’s son, and 3,112,200 shares of common stock held by entities in which Chang Liu has the sole voting and investment power.

(2)	Includes 3,248,400 shares of common stock Dian Ying Jing holds directly, 912,600 shares of common stock held directly by Doublewin Developer LLC, an entity in which Dian Ying Jing has sole voting and investment power, and 7,076,160 shares of common stock beneficially owned by Dian Ying Jing through her husband, Jun Liu, the Company’s President, who holds these shares directly. Does not include 4,870,020 shares of common stock held directly by Chang Liu, Jun Liu’s son, and 3,112,200 shares of common stock held by entities in which Chang Liu has the sole voting and investment power.

(3)	Jun Liu and Dian Ying Jing have shared voting and investment power over these shares of common stock.

(4)	Includes 490,000 shares of Series A Preferred Stock held directly by Jun Liu and 200,000 shares of Series A Preferred Stock held directly by Jun Liu’s wife, Dian Ying Jing. Jun Liu and Dian Ying Jing have shared voting and investment power over these shares of Series A Preferred Stock.

(5)	Includes 4,870,020 shares of common stock that Chang Liu holds directly; 2,340,000 shares of common stock directly held by Korovyev Hippo LLC and 772,200 shares of common stock held by Liu and Company LLC, entities in which Chang Liu has the sole voting and investment power.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, and Director Independence

The following is a description of transactions since January 1, 2024, to which we were a party or will be a party, in which the amount involved exceeded or will exceed the lesser of $120,000 or 1% of the average of our total assets at year-end for the last three completed fiscal years, and in which any of our directors, executive officers or holders of more than 5% of our outstanding capital stock, or any immediate family member of, or person sharing the household with, any of these individuals or entities, had or will have a direct or indirect material interest.

Asset Purchase Agreement

On June 17, 2024, we entered into the Asset Purchase Agreement with Duraviva, a related entity in which our Chief Executive Officer and President and members of his immediate family, including our Secretary, are also directors, officers and majority shareholders. At the Closing, which occurred on the same date, Duraviva transferred to us all of its IP Assets, which together with $730,000 consideration, constitute all or substantially all of the assets of Duraviva. The IP Assets include four (4) provisional patent applications (with the expiration date of March 18, 2025), and 8 research and development animal study reports for:

1.	Ulcerative Colitis;
2.	Atopic Dermatitis;
3.	Nonalcoholic fatty liver disease prevention;
4.	Nonalcoholic fatty liver disease treatment;
5.	Diabetes;
6.	COVID-19 prevention and treatment;
7.	Gouty nephritis; and
8.	Gouty arthritis

Pursuant to the Asset Purchase Agreement, at the Closing, which occurred on the same date, Duraviva transferred and assigned to us all of its IP Assets, which, together with $730,000 consideration, constitute all or substantially all of the assets of Duraviva as of the date of the Asset Purchase Agreement. In consideration for $730,000 and the transfer and assignment of the IP Assets to the Company, the Company issued an aggregate of 23,400,000 shares of its Common Stock to shareholders of Duraviva pro-rata to their beneficial ownership in Duraviva.

Promissory Notes to D. Jing

In February and May 2025, the Company received two $200,000 loans from Dian Ying Jing, Secretary and the spouse of our Chief Executive Officer. In consideration of these loans, in February 2025 and May 2025, the Company issued to Ms. Jing two promissory notes, in the total principal amount of $400,000, which had an interest rate of 4.34% per annum. The principal and interest of both promissory notes were due at maturity in February and May 2027, respectively. The Company repaid the outstanding principal and accrued interest on these notes in September 2025, following the completion of the Company’s IPO.

Underwriting Agreement and the IPO

On August 25, 2025, the Company entered into the Underwriting Agreement, pursuant to which on August 27, 2025, the Company completed its IPO, selling 3,750,000 shares of its Common Stock at the gross proceeds of $15.0 million before payment of underwriting discounts, commissions, and other offering expenses. Pursuant to the Underwriting Agreement, the Company granted the underwriters an option to purchase additional 562,500 shares of Common Stock at the same public offering price of $4.00 per share. On September 12, 2025, the underwriters exercised this over-allotment option in full, resulting in the sale of additional 562,500 shares of Common Stock by the Company at the gross proceeds of $2.25 million.

Employment Agreements with Chief Executive Officer and Chief Operating Officer

On March 2, 2026, we entered into two employment agreements: (1) the employment agreement with Jun Liu, the Company’s current Chief Executive Officer and President and (2) the employment agreement with Liqin Xie, our Chief Operating Officer. The Jun Liu’s Employment Agreement provides for an initial three-year term. Further contract extensions or renewal may be arranged by mutual consent of the parties prior to the expiration of the initial term. The CEO Employment Agreement provides that Mr. Liu will receive a base salary of $393,600 per annum.

The Employment Agreement with Liqin Xie can be terminated at any time. It provides for (i) an annual base salary of $180,000 per calendar year. Both employment agreements provide to the employees eligibility to participate in the Company’s equity incentive plan to be adopted by the Company; continued eligibility to participate in all employee benefit plans, practices and program maintained by the Company that are generally made available to employees of the Company, including vacation days, sick days, and reimbursement for all reasonable and necessary out-of-pocket business and travel expenses incurred by him in connection with the performance of his duties.

Item 14. Principal accounting fees and services

Audit Fees

The following table sets forth fees billed to us by our independent registered public accounting firm, Kreit & Chiu CPA LLP for the fiscal years ended December 31, 2025 and 2024, respectively, for: (i) Audit Fees include fees for audit services primarily related to the audit of our annual financial statements; the review of our quarterly financial statements and services provided related to the filing of our registration statement; (ii) services by our independent registered public accounting firms that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as audit fees; (iii) services rendered in connection with tax compliance, tax advice and tax planning; and (iv) all other fees for services rendered.

	2025	2024
Audit Fees	$197,900	$159,475
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
TOTAL	$197,900	$159,475

Pre-Approval Policies and Procedures

Our Board reviewed and approved all audit and non-audit services provided by our independent registered public accounting firms and has determined that their provision of such services to us during fiscal years ended December 31, 2024, and 2025 did not impair their independence.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules.

Financial Statements

Financial Statements and Report of Independent Registered Public Accounting Firms are set forth on pages F-1 through F-18 of this Annual Report.

Exhibits

Exhibit No.	Description
1.1	Underwriting Agreement between the Registrant and Dominari Securities, LLC, dated August 25, 2025 (incorporated by reference to Exhibit 1.1 to the current report on Form 8-K dated August 26, 2025)
3.1(a)	Certificate of Incorporation of the Registrant in the State of New York
3.2(a)	Certificate of Amendment of the Registrant in the State of New York to change the name from Durand Damiel Health Inc. to Fordman Pharma Inc.
3.3(a)	Certificate of Amendment of the Registrant in the State of New York to change the name from Fordman Pharma Inc. to Curanex Pharmaceuticals Inc.
3.4(a)	Amended and Restated Articles of Incorporation of Curanex Pharmaceuticals Inc in the State of Nevada
3.5(a)	Certificate of Designation of Series A Preferred Stock of the Registrant in the State of Nevada
3.6(a)	Certificate of Merger filed with the State of New York
3.7(a)	Articles of Merger filed with the State of Nevada
3.8(a)	Bylaws of the Registrant in the State of Nevada
3.9(c)	Certificate of Amendment to Amended and Restated Articles of Incorporation dated November 19, 2024
4.1(d)	Promissory Note, dated February 4, 2025, issued to Dian Ying Jing in the principal amount of $200,000
4.2(e)	Amendment No. 1 to Promissory Note issued February 4, 2025 to Dian Ying Jing
4.3(e)	Promissory Note dated May 23, 2025, issued to Dian Ying Jing in the principal amount of $200,000
4.4*	Description of Registrant’s Securities
10.1(b)	Asset Purchase Agreement and Plan of Reorganization dated June 17, 2024 by and between the Registrant and Duraviva Pharma Inc
10.2(a)	Agreement of Merger between Curanex Pharmaceuticals Inc., a New York corporation and Curanex Pharmaceuticals Inc, a Nevada corporation, dated June 10, 2024
10.3(c)	Amended and Restated Subscription Agreement dated as of November 27, 2024, between the Registrant and the investor
10.4 +	Consulting Agreement between Registrant and Wanjun Zhang, dated December 31, 2025 (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K dated January 5, 2026)
10.5 +	Employment Agreement between Registrant and Jun Liu, dated March 2, 2026 (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K dated March 6, 2026)
10.6 +	Employment Agreement between Registrant and Liqin Xie, dated March 2, 2026 (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K dated March 6, 2026)
19.1*	Insider Trading Policy
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial and Accounting Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1(b)	Incentive Compensation Recovery Policy

101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.

+ Indicates a management contract or compensatory plan.

(a) Incorporated by reference to Registration Statement on Form S-1 filed October 16, 2024.

(b) Incorporated by reference to Amendment #1 to Registration Statement on Form S-1 filed November 1, 2024

(c) Incorporated by reference to Amendment #2 to Registration Statement on Form S-1 filed November 27, 2024

(d) Incorporated by reference to Amendment #3 to Registration Statement on Form S-1 filed February 14, 2025

(e) Incorporated by reference to Amendment #5 to Registration Statement on Form S-1 filed July 1, 2025

In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registration specifically incorporates it by reference.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 30, 2026	CURANEX PHARMACEUTICALS INC

	By:	/s/ Jun Liu
Jun Liu
Chief Executive Officer and President (Principal Executive Officer)

March 30, 2026	CURANEX PHARMACEUTICALS INC

	By:	/s/ Wanjun Zhang
Wanjun Zhang
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Jun Liu	Chief Executive Officer, President and Director	March 30, 2026
Jun Liu	(Principal Executive Officer)

/s/ Wanjun Zhang	Chief Financial Officer
Wanjun Zhang	(Principal Financial and Accounting Officer)	March 30, 2026

/s/ Liqin Xie
Liqin Xie	Chief Operating Officer	March 30, 2026

/s/ Yong Yan	Director	March 30, 2026
Yong Yan

/s/ Xiaohui Hao	Director	March 30, 2026
Xiaohui Hao

/s/ Helen Hsu	Director	March 30, 2026
Helen Hsu

INDEX TO FINANCIAL STATEMENTS

Audited Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Curanex Pharmaceuticals Inc

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Curanex Pharmaceuticals Inc (the “Company”) as of December 31, 2025 and 2024, and the related statements of operations, changes in shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2025 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Kreit & Chiu CPA LLP

We have served as the Company’s auditor since 2024.

Los Angeles, California

March 30, 2026

CURANEX PHARMACEUTICALS INC

BALANCE SHEETS

	As of December 31, 2025	As of December 31, 2024

ASSETS

Current assets
Cash	$4,973,134	$148,891
Prepaid Expenses	6,254,374	1,179
Other Current Assets	-	367,865
Total Current Assets	11,227,508	517,935

Right-of-Use Asset	352,616	-
TOTAL ASSETS	$11,580,124	$517,935

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Accrued Expenses	$11,915	$9,575
Accounts Payable	2,426	5,000
Lease Liability, Current	122,689	-
Total Current Liabilities	137,030	14,575

Lease Liability, Noncurrent	224,010	-
TOTAL LIABILITIES	$361,040	$14,575

Shareholders’ Equity
Common Stock, 475,000,000 Shares Authorized; $0.0001 par Value; 28,340,812 Shares Issued and Outstanding as of December 31, 2025, and 24,000,000 December 31, 2024	$2,834	$2,400
Preferred Stock, 25,000,000 Shares Authorized; $0.0001 par Value; 1,000,000 Shares Issued and Outstanding as of December 31, 2025, and December 31, 2024	100	100
Common Stock to be Issued	-	200,000
Additional Paid-in Capital	16,063,705	923,309
Accumulated Deficit	(4,847,555)	(622,449)

TOTAL SHAREHOLDERS’ EQUITY	$11,219,084	$503,360

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$11,580,124	$517,935

The accompanying notes are an integral part of these financial statements.

CURANEX PHARMACEUTICALS INC

STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2025	2024

Operating Expenses:
General & Administrative	$1,253,203	$290,386
IP Development Impairments	-	74,676
Research & Development	2,985,873	-
Total Operating Expenses	4,239,076	365,062

Loss from Operations	(4,239,076)	(365,062)

Other Income (Expense):
Interest Expense	(8,537)	-
Other Income	22,507	3,556

Net Loss	$(4,225,106)	$(361,506)

Net Loss per Common Share: Basic and Diluted	$(0.17)	$(0.03)
Weighted Average Number of Common Shares
Outstanding: Basic and Diluted	25,497,328	13,259,016

The accompanying notes are an integral part of these financial statements.

CURANEX PHARMACEUTICALS INC

CHANGES IN SHAREHOLDERS’ EQUITY

	Common Stock		Preferred Stock		Common	Additional
	Number of Shares	Amount	Number of Shares	Amount	Stock to be Issued	Paid in Capital	Accumulated Deficit	Total
Balance at December 31, 2023	600,000	$60	-	$-	$200,000	$120,973	$(260,943)	$60,090
Issuance of Common Stock	23,400,000	2,340	-	-	-	802,336	-	804,676
Issuance of Preferred Stock	-	-	1,000,000	100	-	-	-	100
Net Loss	-	-	-	-	-	-	(361,506)	(361,506)
Balance at December 31, 2024	24,000,000	$2,400	1,000,000	$100	$200,000	$923,309	$(622,449)	$503,360

Issuance of Common Stock	4,340,812	434	-	-	(200,000)	15,140,396	-	14,940,830
Net Loss	-	-	-	-	-	-	(4,225,106)	(4,225,106)
Balance at December 31, 2025	28,340,812	$2,834	1,000,000	$100	$-	$16,063,705	$(4,847,555)	$11,219,084

The accompanying notes are an integral part of these financial statements.

CURANEX PHARMACEUTICALS INC

STATEMENT OF CASH FLOWS

	For the Years Ended December 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss for the Year	$(4,225,106)	$(361,506)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities
Amortization of Right-of-Use Assets	79,396	-
IP Development Impairments	-	74,676
Changes in Operating Assets and Liabilities:
Prepaid Expenses	(6,253,298)	(1,179)
Lease Liabilities	(85,210)	-
Accounts Payable	(2,574)	5,000
Accrued Expenses	2,340	(4,701)
Other Current Assets	-	(267,865)
NET CASH USED IN OPERATING ACTIVITIES	(10,484,452)	(555,575)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of Common Stock – Private Placements	-	630,000
Issuance of Preferred Stock	-	100
Proceeds from Issuance of Common Stock, net of Underwriting Costs - IPO	15,655,192	-
Payment of Offering Costs	(346,497)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	15,308,695	630,100

NET INCREASE IN CASH	4,824,243	74,525

Cash at Beginning of the Year	148,891	74,366
Cash at End of the Year	$4,973,134	$148,891

Supplemental Schedule of Cash Flow Information:
Non-cash Investing & Financing Activities:
Issuance of Common Stock with Non-cash Payment	$-	$100,000
Recognition of Right-of-Use Asset in Exchange for Lease Liability	$323,820	$-

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

1. Description of Business and Summary of Significant Accounting Policies

Description of Business

Curanex Pharmaceuticals Inc (the “Company”) was originally incorporated as Durand Damiel Health Inc. under the laws of the State of New York on June 1, 2018. The Company is headquartered in Jericho, NY, with an initial focus on research and development of health products and botanical medicines.

On November 9, 2023, the Company was rebranded as Curanex Pharmaceuticals Inc, and shifted its focus to discovering, developing, and commercializing innovative botanical drugs for treating major unmet medical needs in patients with inflammatory diseases.

On June 10, 2024, Curanex Pharmaceuticals Inc., a New York corporation (“Curanex NY”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Curanex Pharmaceuticals Inc, (the “Surviving Corporation”), a newly formed Nevada corporation and wholly owned subsidiary of Curanex NY. Pursuant to the Merger Agreement, on the same date, Curanex NY, as the parent in this transaction, merged with and into the Surviving Corporation (the “Reincorporation Merger”). Upon the consummation of the Reincorporation Merger, Curanex NY ceased its legal existence as a New York corporation, and the Surviving Corporation continued the business as the surviving corporation under the name “Curanex Pharmaceuticals Inc”

The financial statements for the year ended 2024 reflect the impact of the Reincorporation Merger. In accordance with ASC 805 Business Combinations, the merger has been treated as a reorganization under common control. As such, the assets and liabilities have been transferred to the Surviving Corporation at their historical carrying amounts, and no gain or loss has been recognized in connection with the merger. The balance sheet now presents the Nevada corporation as the surviving entity, incorporating the combined assets and liabilities of the predecessor and the successor entities.

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

Following the completion of our IPO, the Company incurred significant research and development (“R&D”) expense, totaling approximately $2,983,773 within the year ended December 31, 2025. These expenditures primarily related to FDA-mandated investigational new drug (“IND”)-enabling studies supporting programs in ulcerative colitis, atopic dermatitis, rheumatoid arthritis, gouty arthritis, and diabetic foot. R&D activities during the period included good laboratory practice (“GLP”) toxicology and pharmacokinetic/bioanalytical studies, chemistry, manufacturing, and controls (“CMC”) work involving formulation, stability, and method validation, as well as fees to Contract Research Organizations (“CROs”) and Contract Development and Manufacturing Organizations (“CDMOs”). The increase in R&D expense compared to prior periods reflects the progression of multiple investigational programs through preclinical development toward IND submission and future clinical evaluation, consistent with the Company’s development strategy following the IPO.

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

In prior years, the Company disclosed conditions that raised substantial doubt about its ability to continue as a going concern. Management has re-evaluated the Company’s liquidity and capital resources in accordance with ASC 205-40, Presentation of Financial Statements Going Concern, for the twelve-month period following the issuance of these financial statements. While those conditions that initially raised substantial doubt continued to exist as of the evaluation date, management’s plans, primarily the successful completion of the Company’s initial public offering and the resulting improvement in liquidity, were determined to mitigate the substantial doubt regarding the Company’s ability to continue as a going concern. Accordingly, management concluded that no substantial doubt exists about the Company’s ability to continue as a going concern.

As of December 31, 2025, the Company had cash and cash equivalents of approximately $5.0 million and received net proceeds of approximately $13.24 million from its initial public offering completed in August 2025 and additional net proceeds of $2.07 million from the subsequent exercise of the underwriters’ over-allotment option in September 2025. These proceeds, together with the Company’s current operating plan and anticipated cash flows, provide sufficient liquidity to meet the Company’s obligations for at least the next twelve months from the issuance date of these financial statements.

Accordingly, management concluded that the factors which previously raised substantial doubt about the Company’s ability to continue as a going concern have been alleviated, and the accompanying financial statements have been prepared on a going concern basis.

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

Basic and Diluted Net Loss per Common Share

The Company computes loss per share in accordance with ASC 260, Earnings per Share, which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. During the years ended December 31, 2025, and 2024, the Company had no potential dilutive instruments and accordingly basic loss and diluted loss per share are the same.

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

Intangible Assets

The Company accounts for transfers of assets between entities under common control in accordance with ASC 805-50, Business Combinations – Related Party Transactions. When there is a transfer of assets, such as provisional patent applications, research and development (“R&D”) studies and reports, and associated rights, between entities under common control, the assets are recognized at their carrying amount in the financial statements of the receiving entity, consistent with the historical cost principle.

The Company acquired IP assets from Duraviva Pharma Inc. (“Duraviva”), a New York corporation under common control, through an asset purchase agreement. The IP assets include four provisional patent applications, eight research and development (“R&D”) animal studies and reports, and the associated rights to use these studies for further research and development, clinical, and commercial purposes. According to ASC 730-10-25-1, Research and Development, the costs of materials, equipment, facilities, and intangibles acquired or produced for research and development activities should be expensed as incurred, unless they have alternative future uses. Since animal studies typically do not have alternative future uses and are directly related to research activities, they are expensed immediately rather than capitalized. Therefore, there is no book value recorded for R&D and associated rights.

As required by ASC 805-50, the Company recorded these IP assets at their carrying amount, which was maintained based on the historical cost principle and not adjusted to fair market value at the time of transfer. Since Duraviva recorded these IP assets at cost, the Company also recorded the IP assets at the same value.

The IP assets are amortized in accordance with ASC 350, Intangibles—Goodwill and Other. The Company uses a straight-line method of amortization over an estimated useful life of 7 years unless a method that better reflects the pattern in which the economic benefits of the intangible asset are consumed or otherwise used up can be reliably determined. However, legal fees associated with patent applications are not amortized until the patent is approved; if the patent is not approved, these fees are expensed immediately, as per ASC 350.

The estimated useful lives of the Company’s intangible assets are determined based on several factors, including the nature of the assets, the medical industry, and the Company’s specific use of the assets:

● Provisional Patent Applications – These are typically converted to full patents within a year, but the useful life is usually tied to the life of the resulting patent, which can be up to 20 years. However, the economic benefit derived from the patents might be shorter in the medical industry, often around 7 to 10 years, due to the rapid pace of medical advancements and the regulatory environment. Medical technologies and pharmaceuticals often face intense competition and fast-paced innovation cycles, which can limit the period during which they generate significant revenue.

Intangible assets with indefinite useful lives are tested annually for impairment or when events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount of the asset group exceeds its fair value, following ASC 350-30.

● Determining the fair values of intangible assets, whether as part of a business combination or an impairment assessment, involves the use of a probability-weighted income approach that discounts expected future cash flows to present value and requires the use of critical estimated inputs, including:

● Identification of product candidates with sufficient substance requiring separate recognition;

● Estimates of projected future cash flows, including revenues and operating profits related to the products or product candidates, which, for example, include significant inputs such as addressable patient population, treatment duration, and projected market share;

● The probability of technical and regulatory success for unapproved product candidates, considering their stages of development;

● The time and resources needed to complete the development and approval of product candidates;

● An appropriate discount rate based on the estimated weighted-average cost of capital for companies with profiles similar to ours, representing the rate that market participants would use to value the intangible assets;

The life of the potential commercialized products and associated risks, including the inherent difficulties and uncertainties in developing a product candidate such as obtaining FDA and other regulatory approvals.

Risks related to the viability of and potential alternative treatments in any future target markets.

These estimates are subject to uncertainty due to the high rate of failure inherent in the discovery and development of new products; delays that can occur in development, approval, and product launch processes; unanticipated decisions made by regulatory agencies; the advent of competing products; unexpected changes in U.S. and global financial markets; and other unanticipated events and circumstances.

For the years ended December 31, 2025 and 2024, the Company recorded $nil and $74,676 impairment charge related to its intangible assets, respectively. The intangible assets related to capitalized legal fees for four provisional patent applications. These fees were erroneously capitalized as intangible assets instead of being expensed. Based on both quantitative and qualitative considerations, the Company determined that the misstatement was immaterial and therefore recorded an impairment charge to correct the error.

General and Administrative Costs

General and administrative (“G&A”) costs include all operational expenses required to operate the Company, such as accounting, legal, bank charges, and other related expenditures.

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

Deferred Offering Costs

The Company accounts for deferred offering costs in accordance with ASC 340-10-S99-1, which prescribes that offering costs directly attributable to an equity securities offering are to be deferred and charged against the gross proceeds of the offering, reducing additional paid-in capital. These costs, including legal fees, registration fees, and underwriting fees, are capitalized as deferred offering costs and recorded under other current assets on the balance sheet until the IPO is successfully completed. Upon the successful closing of the IPO in August 2025, the deferred offering costs were reclassified and recorded as a reduction to additional paid-in capital within stockholders’ equity.

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

Commitments and Contingencies

Certain conditions existing as of the date the financial statements are issued may result in a loss to the Company but will only be resolved by the occurrence or non-occurrence of one or more future events. Management assesses such contingent liabilities, which inherently involves judgment. In evaluating loss contingencies related to pending legal proceedings or unasserted claims that could result in such proceedings, the Company’s management considers the perceived merits of these claims, and the amount of relief sought or expected to be sought.

If it is probable that a material loss has been incurred and the amount of the liability can be reasonably estimated, the estimated liability is accrued in the Company’s financial statements. If a potential material loss contingency is either not probable but reasonably possible, or probable but cannot be estimated, the nature of the contingent liability, along with an estimate of the possible loss range, if determinable and material, is disclosed.

On October 3, 2024, the Company entered into an agreement with Revere Securities under which it may be required to pay a success-based fee upon the completion of the offering. The success fee is contingent upon the final transaction value and consists of (i) 7% of the gross proceeds from the sale of shares in the offering and (ii) a $100,000 advisory fee payable upon the closing of the offering. In April 2025, the Company provided written notice to Revere Securities to terminate the previously executed agreement. In June 2025, the Company and Revere Securities entered into a mutual termination agreement, pursuant to which the agreement was formally terminated. In connection with the termination, the Company paid $65,000 to Revere Securities representing reimbursement of expenses incurred through the termination date. All other fee arrangements under the agreement, including any contingent or success-based fees, were terminated, and no additional amounts are payable by the Company.

Segment Reporting

Operating segments are defined as components of an entity where discrete financial information is evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance. The Company’s Chief Executive Officer is its CODM. The Company’s CODM uses GAAP financial statements for the purposes of making operating decisions, allocating resources and evaluating financial performance. As such, the Company has determined that it operates in one operating and one reportable segment. The Company’s long-lived assets are entirely based in the United States.

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

The Company evaluated the impact of ASU 2024-03, Disaggregation of Income Statement Expenses, issued by the Financial Accounting Standards Board (“FASB”) as issued by the FASB in March 2024. The update provides requires additional disclosures to provide disaggregated information about certain expense captions presented in the income statement, including, among other items, inventory, employee compensation, depreciation, and amortization, to enhance transparency into the nature of expenses. The amendments in ASU 2024-03 are effective for annual reporting periods beginning after December 15, 2026, and interim periods thereafter, with early adoption permitted. The Company is currently evaluating the impact that the adoption of this standard will have on its financial statement disclosures. While the standard is not expected to have an impact on the Company’s results of operations, financial position, or cash flows, it is expected to result in expanded disclosures upon adoption.

Apart from as mentioned above, management does not believe that other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the Company’s balance sheets, statements of operations, or cash flows.

2. Accrued Expenses

A summary of accrued expenses is as follows:

	For the Years Ended December 31,
	2025	2024

Accounting fees	$550	$9,550
Payroll expenses	9,741	-
Rent	1,599	-
Tax fees	25	25
Total Accrued Expenses	$11,915	$9,575

3. Prepaid expenses

A summary of prepaid expenses is as follows:

	For the Years Ended December 31,
	2025	2024

Insurance	$80,232	$-
R&D	6,166,294	-
Other	7,848	1,179
Total Prepaid Expenses	$6,254,374	$1,179

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

A summary of other current assets is as follows:

	For the Years Ended December 31,
	2025	2024
Deferred IPO Expenses:
Legal fees	$-	$200,025
Underwriting fees	-	110,000
Other IPO related expenses	-	57,840
Other Current Asset	$-	$367,865

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

During the fourth quarter of 2025, the Company entered into lease agreements for three motor vehicles with non-cancelable terms ranging from 36 to 51 months.

The following summarizes information about the Company’s lease as of December 31, 2025 and 2024.

	For the Years Ended December 31,
	2025	2024

Amount recognized in the income statements

Operating lease expense	$88,040	$-

	As of December 31, 2025	As of December 31, 2024

Amount recognized in the balance sheets

Right-of-use assets	$352,616	$-
Operating lease liabilities	346,699	-

Amount recognized in the income statements

Operating lease expense	$88,040	$-

Cash paid for amounts included in the measurement of lease liabilities

Operating lease expense	$93,957	$-

Lease commitment

2026	$136,921	$-
2027	89,964	-
2028	86,766
2029	61,078
Total future minimum lease payments	374,729	-
less imputed interest	(28,030)	-
Present value of lease liabilities	$346,699	$-

Supplement information

Discount rate	5.47%	n.a.

Remaining lease term	47 months	n.a.

6. Income Taxes

Due to the Company’s net losses and the valuation allowance provided on the related deferred tax assets, there were no provisions for income taxes for the years ended December 31, 2025, and 2024.

The components of income tax provision (benefit) for the years ended December 31, 2025 and 2024 are as follows:

For the Years Ended December 31,
	2025	2024
Current income tax expense:
Federal	$-	$-
State and local	-	-
Total current income tax expense:	-	-

Deferred income tax expense (benefit)
Federal	-	-
State and local	-	-
Total deferred income tax expense	-	-

Total income tax provision (benefit)	$-	$-

The following table presents a reconciliation of the U.S. federal statutory income tax rate to the Company’s effective tax rate for the years ended December 31, 2025 and 2024:

	For the Years Ended December 31,
	2025	2024
U.S. federal statutory rate	21.0%	21.0%
State and local taxes, net of federal benefit	5.1%	5.1%
Change in valuation allowance	(26.1)%	(26.1)%
Effective tax rate	-%	-%

Deferred income tax assets as of December 31, 2025 and 2024, are as follows:

	For the Years Ended December 31,
	2025	2024
Net operating losses carry forwards	$1,017,359	$130,087
Others	-	-
Total deferred tax assets	1,017,359	130,087
Less valuation allowance	(1,017,359)	(130,087)
Total deferred tax assets	$-	$-

In assessing the realization of deferred tax assets, management evaluates whether it is more likely than not that some or all of these assets will not be realized. The ultimate realization of deferred tax assets depends on generating future taxable income during the periods when these temporary differences become deductible.

Based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets will not be realizable. Accordingly, the Company has applied a full valuation allowance against its net deferred tax assets as of December 31, 2025, and 2024. The net change in the total valuation allowance between December 31, 2025, and 2024, was an increase of $887,271.

The Company is subject to U.S. federal and state income tax examinations by the Internal Revenue Service (IRS) and relevant state tax authorities. The Company is incorporated in the state of Nevada, which does not impose a corporate income tax.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of December 31, 2025, and 2024, the Company did not have any significant uncertain tax positions or unrecognized tax benefits. Additionally, as of December 31, 2025, and 2024, the Company has federal net operating loss carry forwards of $4,847,550 and $622,449, respectively, for tax purposes. These net operating loss carryforwards may be carried forward indefinitely; however, their utilization may be subject to limitations under Section 382 of the Internal Revenue Code in the event of a change in ownership.

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

In September 2025, following the completion of the Company’s IPO, the shareholder loans were fully repaid, including all accrued interest. Total interest paid upon settlement amounted to $8,537. As a result of the repayment, there were no outstanding related-party loan balances as of December 31, 2025.

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

During 2025, in connection with its initial public offering and related transactions, the Company issued an aggregate of 4,340,812 shares of common stock, consisting of (i) 3,750,000 shares issued upon the closing of the IPO on August 27, 2025, (ii) 562,500 shares issued upon the underwriters’ exercise of their over-allotment option on September 12, 2025, and (iii) 28,312 shares issued on September 23, 2025 to settle a previously recorded “common stock to be issued” balance.

Following these issuances, the Company had 28,340,812 shares of its common stock issued and outstanding as of December 31, 2025, including an aggregate of 4,340,812 shares of common stock issued during the quarter ended December 31, 2025.

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

Subscriptions Received – Shares to be Issued

In 2019, the Company received $200,000 in cash from an existing investor for a subscription to common stock representing 0.1% of the Company’s then-anticipated total issued and outstanding shares upon completion of the IPO. This amount was recorded as “common stock to be issued” within stockholders’ equity and remained outstanding as of December 31, 2024.

Following the successful completion of the IPO, the Company issued 28,312 shares of common stock during the quarter ended September 30, 2025 to settle this subscription in full. As of December 31, 2025, there were no remaining shares or amounts recorded as “common stock to be issued.”

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

No shares of preferred stock were issued during the year ended December 31, 2025.

9. Subsequent Events

The Company has evaluated subsequent events through March 30, 2026, the date the financial statements were issued.

On December 31, 2025, Haiyan Yang resigned as the Company’s Chief Financial Officer and Treasurer, effective immediately. Ms. Yang’s resignation was not the result of any disagreement with the Company regarding its operations, policies, or practices.

In connection with Ms. Yang’s resignation, the Company appointed Wanjun Zhang as Chief Financial Officer and Treasurer, effective January 1, 2026. In connection with his appointment, the Company entered into a consulting agreement with Mr. Zhang for an initial term of two years beginning January 1, 2026, pursuant to which Mr. Zhang will perform the duties of Chief Financial Officer of a publicly listed company. The agreement provides for annual compensation of $20,000.

On March 2, 2026, the Company entered into an employment agreement with Jun Liu, its Chief Executive Officer and President, effective March 1, 2026, for an initial three-year term. The agreement provides for an annual base salary of $393,600, eligibility to participate in the Company’s equity incentive plan, standard employee benefits, reimbursement of business expenses, and certain severance provisions, including continuation of salary and benefits for a limited period upon termination without cause or for good reason. The Company also agreed to cover certain automobile lease expenses.

On March 2, 2026, the Company entered into an employment agreement with Dr. Liqin Xie, its Chief Operating Officer, effective March 1, 2026. The agreement provides for an annual base salary of $180,000, eligibility to participate in the Company’s equity incentive plan, standard employee benefits, and severance provisions, including continuation of salary and benefits for a limited period upon certain qualifying terminations.

The employment agreements with the Chief Executive Officer and Chief Operating Officer also include customary restrictive covenants, including confidentiality, non-solicitation, and non-competition provisions, as well as proprietary information and invention assignment obligations.

On March 18, 2026, we issued an aggregate of 24,000 shares of Common Stock to Dr. Huijuan Zhong as additional compensation. These shares were valued at $0.408 per share, the closing price on March 17, 2026, as reported on Nasdaq. These shares were issued in reliance on exemption from registration requirements under Section 4(a)(2) of the Securities Act, as transactions by an issuer not involving any public offering.

These events represent non-recognized subsequent events as of December 31, 2025, and accordingly, no adjustments have been made to the accompanying financial statements.

Other than the matters described above, the Company did not identify any additional subsequent events that would require adjustment to or disclosure in the financial statements.

