Form 10-Q
period 2026-03-31
Curanex Pharmaceuticals Inc
filed 2026-05-14
CIK 2025942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 14, 2026, the registrant had 28,364,812 shares of common stock, par value $0.0001 per share, outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains forward-looking statements that reflect management’s current views with respect to future events and financial performance. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. Forward-looking statements contained in the Quarterly Report include, but are not limited to, statements about:

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

3

CURANEX PHARMACEUTICALS INC

AS OF MARCH 31, 2026

PART I- FINANCIAL INFORMATION

Item 1. Financial Statements.

CURANEX PHARMACEUTICALS INC

BALANCE SHEETS

	As of March 31, 2026	As of December 31, 2025
	（Unaudited)

ASSETS

Current assets
Cash	$4,018,574	$4,973,134
Prepaid Expenses	4,075,144	6,254,374
Total current assets	8,093,718	11,227,508

Right-of-Use Asset	317,574	352,616

TOTAL ASSETS	$8,411,292	$11,580,124

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accrued expenses	$13,240	$11,915
Accounts payable	8,404	2,426
Lease Liability, current	107,090	122,689

Total current liabilities	128,734	137,030

Lease Liability, noncurrent	203,910	224,010

TOTAL LIABILITIES	332,644	361,040

Shareholders’ equity
Common stock, 475,000,000 shares authorized; $0.0001 par value; 28,364,812 and 28,340,812 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	2,836	2,834
Preferred stock, 25,000,000 shares authorized; $0.0001 par value; 1,000,000 shares issued and outstanding as of March 31, 2026 and December 31, 2025	100	100
Additional paid-in capital	16,073,495	16,063,705
Accumulated deficit	(7,997,783)	(4,847,555)

TOTAL SHAREHOLDERS’ EQUITY	8,078,648	11,219,084

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$8,411,292	$11,580,124

The accompanying notes are an integral part of these unaudited financial statements.

CURANEX PHARMACEUTICALS INC

UNAUDITED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2026	2025

Operating expenses:
General & administrative	$927,197	$137,452
Research & Development	2,256,162	-
Total operating expenses	3,183,359	137,452
Loss from operations	(3,183,359)	(137,452)
Interest Expense	-	(1,356)
Other income	33,131	1,225
Net Loss	$(3,150,228)	$(137,583)

Net loss per common share: Basic and Diluted	(0.11)	(0.01)
Weighted average number of common shares outstanding: Basic and Diluted	28,344,545	24,000,000

The accompanying notes are an integral part of these unaudited financial statements.

CURANEX PHARMACEUTICALS INC

UNAUDITED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Stock		Preferred Stock		Common	Additional
	Number of		Number of		Stock to be	Paid in	Accumulated
	Shares	Amount	Shares	Amount	issued	Capital	Deficit	Total
Balance at December 31, 2024	24,000,000	$2,400	1,000,000	$100	$200,000	$923,309	$(622,449)	$503,360
Net loss	-	-	-	-	-	-	(137,583)	(137,583)
Balance at March 31, 2025	24,000,000	$2,400	1,000,000	$100	$200,000	$923,309	$(760,032)	$365,777

Balance at December 31, 2025	28,340,812	$2,834	1,000,000	$100	$-	$16,063,705	$(4,847,555)	$11,219,084
Share based compensation	24,000	2	-	-	-	9,790	-	9,792
Net loss	-	-	-	-	-	-	(3,150,228)	(3,150,228)
Balance at March 31, 2026	28,364,812	$2,836	1,000,000	$100	$-	$16,073,495	$(7,997,783)	$8,078,648

The accompanying notes are an integral part of these unaudited financial statements.

CURANEX PHARMACEUTICALS INC

UNAUDITED STATEMENTS OF CASH FLOWS

	For the three Months Ended March 31,
	2026	2025

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$(3,150,228)	$(137,583)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of right-of-use assets	35,041	14,633
Stock-based Compensation Expense	9,792	-
Changes in operating assets and liabilities:
Prepaid expenses	2,179,230	(5,157)
Lease liabilities	(35,698)	(14,325)
Accounts payable	5,978	121,057
Interest payable	-	1,355
Accrued expenses	1,325	(7,000)
Other current assets	-	(122,928)
NET CASH USED IN OPERATING ACTIVITIES	(954,560)	(149,948)

CASH FLOWS FROM FINANCING ACTIVITIES:

Loan from shareholders	-	200,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	200,000

NET INCREASE (DECREASE) IN CASH	(954,560)	50,052
Cash at beginning of period	4,973,134	148,891
CASH AT END OF PERIOD	$4,018,574	$198,943

Supplemental schedule of cash flow information:
Non-cash investing & financing activities:
Recognition of right-of-use asset in exchange for lease liability	$317,574	$105,501

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

On April 2, 2026, the Company expanded its drug development pipeline by adding cancer cachexia as a new core indication, supplementing its existing six core therapeutic areas. Cancer cachexia is a severe, cancer-related wasting syndrome with high prevalence among advanced cancer patients, limited treatment alternatives and no approved therapies in the United States, representing substantial unmet medical needs and considerable long-term commercial potential. While continuing to advance its lead preclinical candidate Phyto-N and other pipeline assets targeting inflammatory, metabolic and physical decline-related diseases, the Company’s strategic expansion into cancer cachexia further diversifies its product portfolio, aligns with its long-term therapeutic development focus, and strengthens its overall positioning as an emerging biotechnology company.

Basis of Accounting

The accompanying unaudited interim financial statements of the Company have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial reporting. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for the interim periods presented have been included. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the full fiscal year or any future period.

Use of Estimates

The preparation of the Company’s unaudited interim financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reporting periods. Significant estimates and assumptions reflected in these interim financial statements are consistent with those described in the Company’s most recent annual financial statements.

These estimates and assumptions are based on historical experience and other factors that management believes are reasonable under the circumstances. Due to the inherent uncertainty involved in making estimates, actual results could differ from those estimates, and such differences may be material to the financial statements.

Management evaluates its estimates on an ongoing basis. Changes in estimates are recognized in the period in which they become known and, if applicable, in future periods.

Going Concern

At the end of each reporting period, management exercises judgment in assessing the Company’s ability to continue as a going concern in accordance with ASC 205-40, Presentation of Financial Statements—Going Concern, by reviewing the Company’s performance, resources, and future obligations. This assessment considers conditions and events that are known and reasonably knowable as of the date the financial statements are issued, and involves critical judgments regarding the Company’s short and long-term operating budgets, expected profitability, investment and financing activities, and strategic planning.

In prior years, the Company disclosed conditions that raised substantial doubt about its ability to continue as a going concern. Management has re-evaluated the Company’s liquidity and capital resources for the twelve-month period from the date of issuance of these unaudited interim financial statements. While certain conditions and events that previously raised substantial doubt may continue to exist, management’s plans, including the successful completion of the Company’s initial public offering and related capital raising activities, resulting improvement in liquidity, were determined to mitigate the substantial doubt regarding the Company’s ability to continue as a going concern. Accordingly, management concluded that no substantial doubt exists about the Company’s ability to continue as a going concern.

As of March 31, 2026, the Company had cash and cash equivalents of approximately $4.0 million and received net proceeds of approximately $13.24 million from its initial public offering completed in August 2025 and additional net proceeds of $2.07 million from the subsequent exercise of the underwriters’ over-allotment option in September 2025. These proceeds, together with the Company’s current operating plan and anticipated cash flows, provide sufficient liquidity to meet the Company’s obligations for at least the next twelve months from the issuance date of these financial statements.

Accordingly, management concluded that the factors which previously raised substantial doubt about the Company’s ability to continue as a going concern have been alleviated, and the accompanying condensed financial statements have been prepared on a going concern basis.

Cash

The Company maintains balances with multiple financial institutions, with balances periodically exceeding the Federal Deposit Insurance Corporation (FDIC) insurance limit of $250,000 per depositor, per insured bank, for each account ownership category. The management monitors the cash balances in the operating accounts and adjusts the cash balances as appropriate; however, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, the Company has experienced no loss or lack of access to cash in the operating accounts.

Basic and Diluted Net Loss per Common Share

The Company computes loss per share in accordance with ASC 260, Earnings per Share, which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. During the three months ended March 31, 2026, and 2025, the Company had no potential dilutive instruments and accordingly basic loss and diluted loss per share are the same.

Initial Public Offering

The Company completed its IPO of 3,750,000 shares of its common stock, par value $0.0001 per share, at a public offering price of $4.00 per share. This offering generated gross proceeds of $15.0 million before underwriting discounts, commissions, and other offering expenses.

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

After deducting total underwriting discounts, commissions, and offering expenses, the Company received net cash proceeds of approximately $13.24 million from its IPO. Certain offering costs had been paid by the Company prior to the completion of the IPO and were recorded as deferred offering costs on the consolidated balance sheets prior to being reclassified against additional paid-in capital upon the consummation of the IPO.

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

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, Improvements to Income Tax Disclosures (Topic 740). The ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. The Company adopted this ASU on a prospective basis effective January 1, 2025. Refer to Note 5, Income Taxes for the inclusion of new disclosures required.

The Company evaluated the impact of ASU 2024-03, Disaggregation of Income Statement Expenses, issued by the Financial Accounting Standards Board (“FASB”) as issued by the FASB in March 2024. The update requires additional disclosures to provide disaggregated information about certain expense captions presented in the income statement, including, among other items, inventory, employee compensation, depreciation, and amortization, to enhance transparency into the nature of expenses. The amendments in ASU 2024-03 are effective for annual reporting periods beginning after December 15, 2026, and interim periods thereafter, with early adoption permitted. The Company is currently evaluating the impact that the adoption of this standard will have on its financial statement disclosures. While the standard is not expected to have an impact on the Company’s results of operations, financial position, or cash flows, it is expected to result in expanded disclosures upon adoption.

Apart from as mentioned above, management does not believe that other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the Company’s balance sheets, statements of operations, or cash flows.

2. Accrued Expenses

A summary of accrued expenses is as follows:

	As of March 31, 2026	As of December 31, 2025
	(Unaudited)
Accounting fees	$-	$550
Payroll expenses	9,741	9,741
Rent	3,499	1,599
Tax fees	-	25
Total Accrued Expenses	$13,240	$11,915

3. Prepaid expenses

A summary of prepaid expenses is as follows:

	As of March 31, 2026	As of December 31, 2025
	(Unaudited)
Insurance	$50,083	$80,232
R&D	3,910,133	6,166,294
Other	114,928	7,848
Total Prepaid Expenses	$4,075,144	$6,254,374

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

The following summarizes information about the Company’s lease as of March 31, 2026 and December 31, 2025.

	For the Three Months Ended March 31,
	2026	2025
	(Unaudited)	(Unaudited)
Amount recognized in the income statements

Operating lease expense	$39,443	$17,404

	As of March 31, 2026	As of December 31, 2025
	(Unaudited)
Amount recognized in the balance sheets
Right-of-use assets	$317,574	$352,616
Operating lease liabilities	311,000	346,699

Amount recognized in the income statements
Operating lease expense	$39,443	$88,040

Cash paid for amounts included in the measurement of lease liabilities
Operating lease expense	$44,069	$93,957

Lease commitment
2026	$117,412	$136,921
2027	89,964	89,964
2028	81,969	86,766
2029	43,384	61,078
Total future minimum lease payments	332,729	374,729
less imputed interest	(21,728)	(28,030)
Present value of lease liabilities	$311,000	$346,699

Supplement information
Discount rate	5.47%	5.47%
Remaining lease term	44 months	47 months

5. Income Taxes

Due to the Company’s net losses and the valuation allowance provided on the related deferred tax assets, there were no provisions for income taxes for the three months ended March 31, 2026 and 2025.

The components of income tax provision (benefit) for the three months ended March 31, 2026 and 2025 are as follows:

For the Three Months Ended March 31,
	2026	2025
	(Unaudited)	(Unaudited)
Current income tax expense:
Federal	$-	$-
State and local	-	-
Total current income tax expense:	-	-

Deferred income tax expense (benefit)
Federal	-	-
State and local	-	-
Total deferred income tax expense	-	-

Total income tax provision (benefit)	$-	$-

The following table presents a reconciliation of the U.S. federal statutory income tax rate to the Company’s effective tax rate for the three months ended March 31, 2026 and 2025:

	For the Three Months Ended March 31,
	2026	2025
	(Unaudited)	(Unaudited)
U.S. federal statutory rate	21.0%	21.0%
State and local taxes, net of federal benefit	5.1%	5.1%
Change in valuation allowance	(26.1)%	(26.1)%
Effective tax rate	-%	-%

Deferred income tax assets as of March 31, 2026 and December 31, 2025, are as follows:

	As of March 31, 2026	As of December 31, 2025
	(Unaudited)
Net operating losses carry forwards	$1,987,387	$1,017,359
Others	-	-
Total deferred tax assets	1,987,387	1,017,359
Less valuation allowance	(1,987,387)	(1,017,359)
Total deferred tax assets	$-	$-

In assessing the realization of deferred tax assets, management evaluates whether it is more likely than not that some or all of these assets will not be realized. The ultimate realization of deferred tax assets depends on generating future taxable income during the periods when these temporary differences become deductible.

Based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets will not be realizable. Accordingly, the Company has applied a full valuation allowance against its net deferred tax assets as of March 31, 2026 and December 31, 2025. The net change in the total valuation allowance between March 31, 2026, and 2025, was an increase of $661,548.

The Company is subject to U.S. federal and state income tax examinations by the Internal Revenue Service (IRS) and relevant state tax authorities. The Company is incorporated in the state of Nevada, which does not impose a corporate income tax.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of March 31, 2026, and December 31, 2025, the Company did not have any significant uncertain tax positions or unrecognized tax benefits. Additionally, as of March 31, 2026, and December 31, 2025, the Company has federal net operating loss carryforwards of $7,997,778 and $4,847,550, respectively, for tax purposes. These net operating loss carryforwards may be carried forward indefinitely; however, their utilization may be subject to limitations under Section 382 of the Internal Revenue Code in the event of a change in ownership.

6. Related Party Transactions

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

In September 2025, following the completion of the Company’s IPO, the shareholder loans were fully repaid, including all accrued interest. Total interest paid upon settlement amounted to $8,537.32. As a result of the repayment, there were no outstanding related-party loan balances as of March 31, 2026.

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

During the year of 2025, the Company completed the following equity issuances in connection with its initial public offering and related activities:

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

On March 18, 2026, we issued an aggregate of 24,000 shares of Common Stock to Dr. Huijuan Zhong as additional compensation pursuant to an employment arrangement entered into in June 2024. Following the Company’s IPO, the Company issued the full 24,000 shares in a single issuance on March 18, 2026, and no further service-based forfeiture conditions remained after issuance. All shares are vested upon issuance. The shares are subject to contractual transfer restrictions and may not be traded until 12 months following the Company’s IPO. These shares were valued at $0.408 per share, the closing price on March 17, 2026, as reported on Nasdaq. These shares were issued in reliance on exemption from registration requirements under Section 4(a)(2) of the Securities Act, as transactions by an issuer do not involve any public offering. The Company recognized $9,792 and $nil of stock-based compensation expense within general and administrative expenses on the statement of operations for the three month periods ended March 31, 2026 and 2025, respectively.

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

Following the successful completion of the IPO, the Company issued 28,312 shares of common stock during the quarter ended September 30, 2025 to settle this subscription in full. As of March 31, 2026, there were no remaining shares or amounts recorded as “common stock to be issued.”

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

No shares of preferred stock were issued during the three months ended March 31, 2026.

8. Subsequent Events

The Company has evaluated subsequent events through the date when the financial statements were issued and determined that no subsequent events requiring adjustment to or disclosure in the financial statements were identified.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our financial statements and the related notes thereto. The management’s discussion and analysis contain forward-looking statements, such as statements of our plans, objectives, expectations, and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect” and the like, and/or future tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties, including those under “Risk Factors,” which appear in our annual report on Form 10-K filed with the SEC on March 30, 2026 that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors. We do not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report.

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

The Company is also expanding its drug development pipeline and will focus on a new core indication: cancer cachexia, a serious cancer-associated wasting syndrome marked by progressive weight loss, muscle depletion, weakness and declining physical function. The management believes that the focus on treatment of cancer cachexia aligns with the Company’s broader focus on treatment of serious diseases involving inflammation, metabolic disruption and physical decline. While Curanex remains committed to advancing its lead ulcerative colitis program, the Company believes that by expanding its long-term pipeline potential by also focusing on cancer cachexia treatment, the Company will strengthen its positioning as an emerging therapeutics company.

Recent Developments

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

Key Chemistry, Manufacturing and Controls (CMC) activities completed to date include:

●	Development of quality control methods for botanical raw materials and extracted drug substance;
●	Laboratory scale process optimization, including extraction, concentration, and drying; and
●	Scale-up and production of GMP-compliant pilot material.

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

Nasdaq Notifications regarding Minimum Bid Price Requirement.

On November 5, 2025, we received a letter from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that the closing bid price for our Common Stock for the previous 30 consecutive business days was below $1.00 per share, which is the minimum closing bid price (the “Minimum Bid Price”) required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Notice”). The Notice indicated that in accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company was provided a compliance period of 180 calendar days from the date of the Notice, or until May 4, 2026, to regain compliance with the Minimum Bid Price requirement.

On May 5, 2026, Nasdaq notified the Company that although the Company has not regained compliance with the Minimum Bid Price Requirement, the Company is eligible to receive an additional 180 calendar day period or until November 2, 2026, to regain compliance with the Minimum Bid Price Requirement. Nasdaq’s determination to grant the Company an additional 180 calendar day period was based on the Company’s satisfaction of the continued listing requirements for the market value of publicly held shares and all other applicable requirements for initial listing on the Nasdaq Capital Market, with the exception of the Minimum Bid Price Requirement. Additionally, the Company has provided Nasdaq with written notice of its intention to cure the deficiency during the second compliance period, by implementing a reverse stock split, if necessary.

If at any time during this second compliance period, the closing bid price of the Company’s Common Stock is at least $1.00 per share for a minimum of ten consecutive business days (unless the Nasdaq staff exercises its discretion to extend this ten business day period pursuant to Nasdaq Listing Rule 5810(c)(3)(H)), Nasdaq will provide the Company written confirmation of compliance with the Minimum Bid Price, and the matter will be closed. If compliance cannot be demonstrated by November 2, 2026, Nasdaq will provide written notification that the Company’s securities will be delisted. At that time, the Company may appeal Nasdaq’s determination to a Nasdaq Hearings Panel.

The Company is currently monitoring the closing bid price of its common stock and will consider available options, including a reverse stock split, if appropriate, to regain compliance with the Minimum Bid Price Requirement by November 2, 2026. There can be no assurance that the Company will be able to regain compliance with the Minimum Bid Price Requirement, even if it maintains compliance with other listing requirements of the Nasdaq Capital Market.

Results of Operations

Comparison of Results of Operations for the Three Months Ended March 31, 2026 and 2025

Revenue and Cost of Sales

We did not generate any revenue during the three months ended March 31, 2026, or 2025. This is consistent with our focus on advancing the development of our botanical drug candidates and progressing toward our clinical and regulatory milestones.

We anticipate generating revenue only upon successful commercialization of our product candidates or from entering into strategic licensing agreements. However, there is no assurance as to the timing or likelihood of these events.

Operating Expenses

General and Administrative Expenses

General and administrative expenses were $927,197 for the three months ended March 31, 2026, compared to $137,452 for the same period in 2025. The increase was primarily attributable to higher personnel-related expenses, including approximately $466,518 of increased payroll costs, as our founder and certain members of senior management began receiving compensation following the completion of our IPO, whereas little or no cash compensation had been paid to these individuals prior to that time. The increase also reflects higher professional fees and other costs associated with operating as a public company.

Research and Development Expenses

Following our initial public offering, we continued to invest in research and development (“R&D”) activities primarily related to FDA-mandated investigational new drug (“IND”) studies targeting ulcerative colitis, atopic dermatitis, rheumatoid arthritis, gouty arthritis, and diabetic foot. For the three months ended March 31, 2026, R&D expenses totaled $2,256,162, primarily reflecting costs incurred under service agreements for IND-related studies and research activities, with such costs recognized over the respective service period in accordance with the terms of the underlying agreements. As of March 31, 2026, the Company recorded $3.9 million in prepaid R&D, representing advance payments to Contract Research Organizations (“CROs”) and Contract Development and Manufacturing Organizations (“CDMOs”) for services to be rendered under ongoing IND studies. We expect R&D spending to remain significant as these studies progress but to moderate in future periods until FDA approvals are obtained and clinical trial activities commence.

Other Income (Expense)

For the three months ended March 31, 2026, other income was $33,131, primarily interest income earned on cash and cash equivalents. The increase was primarily attributable to higher interest income earned on the Company’s cash balances. The higher interest income primarily reflects increased cash balances following the receipt of net proceeds from the Company’s IPO.

Net loss

As a result of foregoing, the Company recorded a net loss of $3,150,228 for the three months ended March 31, 2026, compared to $137,583 for the three months ended March 31, 2025.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures. Since our inception through March 31, 2026, we have funded our operations, principally with the issuance of equity and debt.

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

As of March 31, 2026, we had cash and cash equivalents totaling $4,018,574, compared to $198,943 as of March 31, 2025. The increase in cash and cash equivalents was primarily attributable to net proceeds of approximately $15.3 million received from the Company’s IPO completed in August 2025 and the exercise in full of the underwriters’ over-allotment option in September 2025.

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

Contractual Obligations and Contingencies

On January 1, 2025, the Company assumed an office lease from Duraviva, a related party under common control, pursuant to a lease assignment agreement. The term of the lease has extended to August 31, 2026. Additionally, during the 4th quarter of 2025, the Company entered into lease agreements for three motor vehicles with non-cancelable lease terms ranging from 36 to 51 months. These leases are classified as operating leases. In accordance with ASC 842, the Company recognized a right-of-use asset and corresponding lease liability as of the adoption date.

The lease liability was $311,000 as of March 31, 2026.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2026.

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

Item 2. Unregistered Sales Of Equity Securities And Use Of Proceeds

Except as stated below, there were no sales of equity securities during the period covered by this Quarterly Report that were not registered under the Securities Act and were not previously reported in a Current Report on Form 8-K filed by the Company.

On March 18, 2026, we issued 24,000 shares of Common Stock to our Chief Scientific Officer and director as compensation for services provided to the Company.

The above issuance did not involve any underwriters, underwriting discounts or commissions or any public offering and we believe is exempt from the registration requirements of the Securities Act by virtue of Section 4(2) thereof as transactions not involving a public offering.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

During the three months ended March 31, 2026, none of the Company’s directors or officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any non-Rule 10b5-1 trading arrangements as defined in Item 408(a) of Regulation S-K.

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

Date: May 14, 2026	CURANEX PHARMACEUTICALS INC

	By:	/s/ Jun Liu
	Name:	Jun Liu
	Title:	Chief Executive Officer and President
(Principal Executive Officer)

Dated: May 14, 2026	By:	/s/ Wanjun Zhang
	Name:	Wanjun Zhang
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

