Form 10-Q
period 2026-06-30
Curanex Pharmaceuticals Inc
filed 2026-08-14
CIK 2025942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 14, 2026, the registrant had 31,364,812 shares of common stock, par value $0.0001 per share, outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on form 10-Q (the “Quarterly Report”) contains forward-looking statements that reflect management’s current views with respect to future events and financial performance. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. Forward-looking statements contained in the Quarterly Report include, but are not limited to, statements about:

●	our future financial performance, including our revenue, costs of revenue, operating expenses and profitability;
●	our ability to meet our liquidity needs and to raise additional capital on acceptable terms, if needed;
●	the availability of financing for smaller publicly traded companies like us; and
●	our ability to effectively manage our growth and future expenses.

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

3

CURANEX PHARMACEUTICALS INC

AS OF JUNE 30, 2026

PART I- FINANCIAL INFORMATION

Item 1. Financial Statements.

CURANEX PHARMACEUTICALS INC

BALANCE SHEETS

	As of June 30, 2026	As of December 31, 2025
	(Unaudited)

ASSETS

Current assets
Cash	$2,938,463	$4,973,134
Prepaid Expenses	1,854,530	6,254,374
Total current assets	4,792,993	11,227,508

Right-of-Use Asset	280,939	352,616

TOTAL ASSETS	$5,073,932	$11,580,124

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accrued expenses	$9,741	$11,915
Accounts payable	154	2,426
Lease Liability, current	94,411	122,689

Total current liabilities	104,306	137,030

Lease Liability, noncurrent	181,948	224,010

TOTAL LIABILITIES	286,254	361,040

Shareholders’ equity
Common stock, 475,000,000 shares authorized; $0.0001 par value; 28,364,812 and 28,340,812 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	2,836	2,834
Preferred stock, 25,000,000 shares authorized; $0.0001 par value; 1,000,000 shares issued and outstanding as of June 30, 2026 and December 31, 2025	100	100
Additional paid-in capital	16,073,495	16,063,705
Accumulated deficit	(11,288,753)	(4,847,555)

TOTAL SHAREHOLDERS’ EQUITY	4,787,678	11,219,084

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,073,932	$11,580,124

The accompanying notes are an integral part of these unaudited financial statements.

CURANEX PHARMACEUTICALS INC

UNAUDITED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025

Operating expenses:
General & administrative	$731,843	57,658	1,659,040	195,110
Research & Development	2,593,717	-	4,849,879	-
Total operating expenses	3,325,560	57,658	6,508,919	195,110
Loss from operations	(3,325,560)	(57,658)	(6,508,919)	(195,110)
Interest Expense	-	(3,091)	-	(4,447)
Other income	34,590	403	67,721	1,628
Net Loss	$(3,290,970)	(60,346)	(6,441,198)	(197,929)

Net loss per common share: Basic and Diluted	(0.12)	(0.00)	(0.23)	(0.01)
Weighted average number of common shares outstanding: Basic and Diluted	28,364,812	24,000,000	28,354,867	24,000,000

The accompanying notes are an integral part of these unaudited financial statements.

CURANEX PHARMACEUTICALS INC

UNAUDITED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Stock		Preferred Stock		Common	Additional
	Number of Shares	Amount	Number of Shares	Amount	Stock to be issued	Paid in Capital	Accumulated Deficit	Total

Balance at December 31, 2024	24,000,000	$2,400	1,000,000	$100	$200,000	$923,309	$(622,449)	$503,360
Net loss	-	-	-	-	-	-	(137,583)	(137,583)
Balance at March 31, 2025	24,000,000	$2,400	1,000,000	$100	$200,000	$923,309	$(760,032)	$365,777

Net loss	-	-	-	-	-	-	(60,346)	(60,346)
Balance at June 30, 2025	24,000,000	$2,400	1,000,000	$100	$200,000	$923,309	$(820,378)	$305,431

Balance at December 31, 2025	28,340,812	$2,834	1,000,000	$100	$-	$16,063,705	$(4,847,555)	$11,219,084
Share based compensation	24,000	2	-	-	-	9,790	-	9,792
Net loss	-	-	-	-	-	-	(3,150,228)	(3,150,228)
Balance at March 31, 2026	28,364,812	$2,836	1,000,000	$100	$-	$16,073,495	$(7,997,783)	$8,078,648

Net loss	-	-	-	-	-	-	(3,290,970)	(3,290,970)
Balance at June 30, 2026	28,364,812	$2,836	1,000,000	$100	$-	$16,073,495	$(11,288,753)	$4,787,678

The accompanying notes are an integral part of these unaudited financial statements.

CURANEX PHARMACEUTICALS INC

UNAUDITED STATEMENTS OF CASH FLOWS

	For the six Months Ended June 30,
	2026	2025

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$(6,441,198)	$(197,929)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of right-of-use assets	71,677	29,663
Stock-based Compensation Expense	9,792	-
Interest expense	-	(4,447)
Changes in operating assets and liabilities:
Prepaid expenses	4,399,844	(5,110)
Lease liabilities	(70,340)	(29,048)
Accounts payable	(2,272)	(4,731)
Interest payable	-	4,447
Accrued expenses	(2,174)	(4,553)
Other current assets	-	(228,321)
NET CASH USED IN OPERATING ACTIVITIES	(2,034,671)	(440,029)

CASH FLOWS FROM FINANCING ACTIVITIES:

Loan from shareholders	-	400,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	400,000

NET DECREASE IN CASH	(2,034,671)	(40,029)
Cash at beginning of period	4,973,134	148,891
CASH AT END OF PERIOD	$2,938,463	$108,862

Supplemental schedule of cash flow information:
Non-cash investing & financing activities:
Recognition of right-of-use asset in exchange for lease liability	$-	$105,501

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

The Company did not generate operating revenue during the recent several years and has incurred recurring net losses and negative cash flows from operations. For the six months ended June 30, 2026, the Company incurred a net loss of $6,441,198 and used cash in operating activities of approximately $2.03 million. As of June 30, 2026, the Company had cash and cash equivalents of $2,938,463 and an accumulated deficit of $11,288,753.

The Company’s operating expenses for the six months ended June 30, 2026 were partially funded through the utilization of prepaid research and development balances, which declined from $6,166,294 as of December 31, 2025 to $1,819,177 as of June 30, 2026. As these prepaid balances are consumed, the Company expects its cash used in operating activities to increase materially. The Company further expects research and development expenditures to increase in connection with its planned Investigational New Drug application submission and subsequent clinical trial activities.

Based on its current operating plan, the Company does not expect its existing cash and cash equivalents to be sufficient to fund operations for at least twelve months from the date these unaudited interim financial statements are issued. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Management’s plans to address these conditions include raising additional capital through the issuance of equity or debt securities, pursuing strategic collaborations or out-licensing arrangements for its product candidates, and reducing or deferring discretionary operating and development expenditures. There can be no assurance that the Company will be able to obtain additional financing on acceptable terms, or at all. The Company’s common stock is currently subject to a Nasdaq minimum bid price deficiency, which may adversely affect its ability to raise capital. Because these plans are not considered probable of being effectively implemented within the meaning of ASC 205-40, they do not alleviate the substantial doubt.

The accompanying unaudited interim financial statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments to the carrying amounts or classification of assets and liabilities that might result from the outcome of this uncertainty.

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

Basic and Diluted Net Loss per Common Share

The Company computes loss per share in accordance with ASC 260, Earnings per Share, which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. During the six months ended June 30, 2026, and 2025, the Company had no potential dilutive instruments and accordingly basic loss and diluted loss per share are the same.

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

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718, Compensation—Stock Compensation. Share-based payment awards granted to employees, non-employee directors and non-employee service providers are measured at the grant-date fair value of the award and recognized as compensation expense over the requisite service period, which is generally the vesting period. Awards that are fully vested on the grant date are expensed in full at that date. The fair value of awards of common stock and restricted stock is determined by reference to the closing price of the Company’s common stock as reported on Nasdaq on the grant date. The fair value of stock options, if granted, is estimated using the Black-Scholes option-pricing model, which requires management to make assumptions regarding the expected term, expected volatility, risk-free interest rate and expected dividend yield. Because the Company has limited trading history, expected volatility is estimated by reference to the historical volatility of a group of comparable publicly traded companies. The Company has elected to account for forfeitures as they occur. Stock-based compensation expense is classified within research and development expense or general and administrative expense based on the function of the recipient’s services.

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

The Company evaluated the impact of ASU 2024-03, Disaggregation of Income Statement Expenses, issued by the Financial Accounting Standards Board (“FASB”) as issued by the FASB in November 2024. The update requires additional disclosures to provide disaggregated information about certain expense captions presented in the income statement, including, among other items, inventory, employee compensation, depreciation, and amortization, to enhance transparency into the nature of expenses. The amendments in ASU 2024-03 are effective for annual reporting periods beginning after December 15, 2026, and interim periods thereafter, with early adoption permitted. The Company is currently evaluating the impact that the adoption of this standard will have on its financial statement disclosures. While the standard is not expected to have an impact on the Company’s results of operations, financial position, or cash flows, it is expected to result in expanded disclosures upon adoption.

Apart from as mentioned above, management does not believe that other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the Company’s balance sheets, statements of operations, or cash flows.

2.	Accrued Expenses

A summary of accrued expenses is as follows:

	As of June 30, 2026	As of December 31, 2025
	(Unaudited)
Accounting fees	$-	$550
Payroll expenses	9,741	9,741
Rent	-	1,599
Tax fees	-	25
Total Accrued Expenses	$9,741	$11,915

3.	Prepaid expenses

A summary of prepaid expenses is as follows:

	As of June 30, 2026	As of December 31, 2025
	(Unaudited)
Insurance	$20,033	$80,232
R&D	$1,819,177	$6,166,294
Other	$15,320	$7,848
Total Prepaid Expenses	$1,854,530	$6,254,374

4.	Leases

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

The following summarizes information about the Company’s leases as of June 30, 2026 and December 31, 2025.

	For the Three Months Ended June 30,
	2026	2025
	(Unaudited)	(Unaudited)
Amount recognized in the income statements

Operating lease expense	$40,494	$17,404

	For the Six Months Ended June 30,
	2026	2025
	(Unaudited)	(Unaudited)
Amount recognized in the income statements

Operating lease expense	$79,938	$34,807

	As of June 30, 2026	As of December 31, 2025
	(Unaudited)
Amount recognized in the balance sheets

Right-of-use assets	$280,939	$352,616
Operating lease liabilities	276,359	346,699

Cash paid for amounts included in the measurement of lease liabilities

Operating lease expense	$80,199	$93,957

Lease commitment

2026	$99,803	$136,921
2027	89,964	89,964
2028	77,172	86,766
2029	25,690	61,078
Total future minimum lease payments	292,629	374,729
less imputed interest	(16,270)	(28,030)
Present value of lease liabilities	$276,359	$346,699

Supplemental information

Weighted average discount rate	5.47%	5.47%

Weight average remaining lease term	41 months	47 months

5.	Income Taxes

Due to the Company’s net losses and the valuation allowance provided on the related deferred tax assets, there were no provisions for income taxes for the six months ended June 30, 2026 and 2025.

The components of income tax provision (benefit) for the six months ended June 30, 2026 and 2025 are as follows:

For the Three Months Ended June 30,
	2026	2025
	(Unaudited)	(Unaudited)
Current income tax expense:
Federal	$-	$-
State and local	-	-
Total current income tax expense:	-	-

Deferred income tax expense (benefit)
Federal	-	-
State and local	-	-
Total deferred income tax expense	-	-

Total income tax provision (benefit)	$-	$-

For the Six Months Ended June 30,
	2026	2025
	(Unaudited)	(Unaudited)
Current income tax expense:
Federal	$-	$-
State and local	-	-
Total current income tax expense:	-	-

Deferred income tax expense (benefit)
Federal	-	-
State and local	-	-
Total deferred income tax expense	-	-

Total income tax provision (benefit)	$-	$-

The following table presents a reconciliation of the U.S. federal statutory income tax rate to the Company’s effective tax rate for the six months ended June 30, 2026 and 2025:

	For the Three Months Ended June 30,
	2026	2025
	(Unaudited)	(Unaudited)
U.S. federal statutory rate	21.0%	21.0%
State and local taxes, net of federal benefit	5.1%	5.1%
Change in valuation allowance	(26.1)%	(26.1)%
Effective tax rate	-%	-%

	For the Six Months Ended June 30,
	2026	2025
	(Unaudited)	(Unaudited)
U.S. federal statutory rate	21.0%	21.0%
State and local taxes, net of federal benefit	5.1%	5.1%
Change in valuation allowance	(26.1)%	(26.1)%
Effective tax rate	-%	-%

Deferred income tax assets as of June 30, 2026 and December 31, 2025, are as follows:

	As of June 30, 2026	As of December 31, 2025
	(Unaudited)
Net operating losses carry forwards	$2,370,011	$1,017,359
Others	2,056	-
Total deferred tax assets	2,372,067	1,017,359
Less valuation allowance	(2,372,067)	(1,017,359)
Total deferred tax assets	$-	$-

In assessing the realization of deferred tax assets, management evaluates whether it is more likely than not that some or all of these assets will not be realized. The ultimate realization of deferred tax assets depends on generating future taxable income during the periods when these temporary differences become deductible.

Based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets will not be realizable. Accordingly, the Company has applied a full valuation allowance against its net deferred tax assets as of June 30, 2026 and December 31, 2025. The net change in the total valuation allowance between June 30, 2026, and December 31, 2025, was an increase of $1,354,708.

The Company is subject to U.S. federal and state income tax examinations by the Internal Revenue Service (IRS) and relevant state tax authorities. The Company is incorporated in the state of Nevada, which does not impose a corporate income tax.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of June 30, 2026, and December 31, 2025, the Company did not have any significant uncertain tax positions or unrecognized tax benefits. Additionally, as of June 30, 2026, and December 31, 2025, the Company has federal net operating loss carryforwards of $11,285,765 and $4,847,550, respectively, for tax purposes. These net operating loss carryforwards may be carried forward indefinitely; however, their utilization may be subject to limitations under Section 382 of the Internal Revenue Code in the event of a change in ownership.

6.	Related Party Transactions

In January 2025, Duraviva also assigned its office lease to the Company. The terms of the lease, including the original lease end date, remained unchanged upon reassignment. The Company accounted for the lease under ASC 842 as an operating lease. Please refer to Note 4 Leases.

In February and May 2025, the Company received two $200,000 loans from an existing shareholder to support ongoing costs related to its initial public offering. The loans accrue simple interest at an annual rate of 4.34%, with both principal and interest due at maturity in February and May 2027.

In September 2025, following the completion of the Company’s IPO, the shareholder loans were fully repaid, including all accrued interest. Total interest paid upon settlement amounted to $8,537. As a result of the repayment, there were no outstanding related-party loan balances as of June 30, 2026.

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

On March 18, 2026, the Company issued an aggregate of 24,000 shares of Common Stock to Dr. Huijuan Zhong as compensation for services. These shares were issued in reliance on exemption from registration requirements under Section 4(a)(2) of the Securities Act, as transactions by an issuer do not involve any public offering and are subject to contractual transfer restrictions until 12 months following the Company’s initial public offering. Following this issuance, the Company had 28,364,812 shares of common stock issued and outstanding as of June 30, 2026. For further information regarding the measurement and recognition of the related stock-based compensation, see Note 8, Stock-Based Compensation.

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

Following the successful completion of the IPO, the Company issued 28,312 shares of common stock during the quarter ended September 30, 2025 to settle this subscription in full. As of June 30, 2026, there were no remaining shares or amounts recorded as “common stock to be issued.”

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

No shares of preferred stock were issued during the three and six months ended June 30, 2026.

8.	Stock-Based Compensation

2026 Equity Incentive Plan

On May 31, 2026, the Company’s Board of Directors adopted the Curanex Pharmaceuticals Inc 2026 Equity Incentive Plan (the “2026 Plan”), which was approved by the Company’s stockholders on June 11, 2026. The 2026 Plan permits the grant of stock options, restricted stock, restricted stock units and other stock-based awards to employees, directors and consultants of the Company. An aggregate of 5,700,000 shares of common stock, par value $0.0001 per share, are reserved and available for issuance under the 2026 Plan, representing approximately 20.1% of the shares of common stock issued and outstanding as of June 30, 2026. The 2026 Plan is administered by the Board of Directors, or a committee designated by the Board, which determines the recipients, types, terms, vesting conditions and, where applicable, exercise prices of awards. The number of shares reserved under the 2026 Plan is subject to proportionate adjustment in the event of a stock split, reverse stock split, stock dividend, recapitalization or similar change in the Company’s capitalization.

On July 21, 2026, the Company filed a Registration Statement on Form S-8 with the Securities and Exchange Commission registering 3,000,000 of the 5,700,000 shares of common stock reserved for issuance under the 2026 Plan, representing approximately 10.58% of the shares of common stock issued and outstanding as of the date of filing. The Registration Statement became effective upon filing in accordance with Rule 462 under the Securities Act of 1933, as amended. The remaining 2,700,000 shares reserved under the 2026 Plan have not been registered.

No awards were granted under the 2026 Plan during the three and six months ended June 30, 2026, and no shares of common stock had been issued under the 2026 Plan as of June 30, 2026. Accordingly, no compensation cost related to the 2026 Plan was recognized for the three and six months ended June 30, 2026, and there was no unrecognized compensation cost related to the 2026 Plan as of June 30, 2026.

Other Stock-Based Compensation

On March 18, 2026, the Company issued an aggregate of 24,000 shares of common stock to Dr. Huijuan Zhong as additional compensation pursuant to an employment arrangement entered into in June 2024 (see Note 7, Shareholders’ Equity). Following the Company’s initial public offering, the Company issued the full 24,000 shares in a single issuance, and no further service-based forfeiture conditions remained after issuance. All shares were vested upon issuance. The shares were valued at $0.408 per share, the closing price of the Company’s common stock on March 17, 2026 as reported on Nasdaq. The Company recognized stock-based compensation expense of $nil and $9,792 within general and administrative expenses for the three and six months ended June 30, 2026, respectively, and $nil for the three and six months ended June 30, 2025.

9.	Subsequent Events

Other than disclosed in Note 8, “Stock-Based Compensation”, the Company has evaluated subsequent events through the date these unaudited interim financial statements were issued and determined that, no subsequent events requiring adjustment to or disclosure in the financial statements were identified.

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

On August 27, 2025, the Company completed its initial public offering (the “IPO”) and its shares of common stock are quoted on The Nasdaq Capital Market (“Nasdaq”) under the symbol “CURX.” On September 12, 2025, we completed the additional closing related to the IPO, in which the underwriters in the IPO fully exercised their over-allotment option pursuant to the underwriting agreement dated August 25, 2025 with Dominari Securities, LLC, as representative of the underwriters. The Company is utilizing the net proceeds from the IPO primarily for (i) the development of its lead product candidate, Phyto-N, for the treatment of ulcerative colitis, atopic dermatitis, rheumatoid arthritis, gouty arthritis, and diabetic foot; (ii) the conduct of FDA-required GLP toxicology and pharmacokinetic studies and chemistry, manufacturing, and controls (“CMC”) activities for Phyto-N in ulcerative colitis and (iii) the preparation and submission of an investigational new drug (IND) application.

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

The Company is also expanding its drug development pipeline and is focusing on a new core indication: cancer cachexia, a serious cancer-associated wasting syndrome marked by progressive weight loss, muscle depletion, weakness and declining physical function. The management believes that the focus on treatment of cancer cachexia aligns with the Company’s broader focus on treatment of serious diseases involving inflammation, metabolic disruption and physical decline. While Curanex remains committed to advancing its lead ulcerative colitis program, the Company believes that by expanding its long-term pipeline potential by also focusing on cancer cachexia treatment, the Company will strengthen its positioning as an emerging therapeutics company.

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

With GMP pilot-scale material now available, the Company has initiated formal GLP toxicology and pharmacokinetic studies as part of its IND preparation.

Dose-Range Finding Toxicology Study

In March 2026, the Company announced the successful completion of a dose-range finding toxicology study of Phyto-N, conducted in Sprague-Dawley rats and dogs. The study evaluated repeat-dose oral tolerability over 28 days at multiple dose levels and was designed to inform dose selection and study design for the Company’s subsequent GLP-compliant toxicology studies. The maximum feasible dose identified in this study will serve as the high-dose anchor for the design of the pivotal GLP toxicology studies that will form a core component of the Company’s IND submission. These results keep the program on schedule toward the Company’s target IND filing in the fourth quarter of 2026. The Company’s pivotal GLP repeat-dose toxicology studies of Phyto-N in rats and dogs are currently ongoing, and its GLP safety pharmacology studies evaluating cardiovascular, central nervous system (functional observational battery) and respiratory function are also underway. The Company plans to hold a pre-IND meeting with the FDA in October 2026.

Recent Developments

Nasdaq Notifications regarding Minimum Bid Price Requirement and the Contemplated Reverse Stock Split

As previously reported by the Company on Current Report on Form 8-K filed with the SEC on May 7, 2026, on May 5, 2026, the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq Staff”) notified the Company that while the Company did not regain compliance with the $1.00 minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on Nasdaq (the “Minimum Bid Price Requirement”) by May 4, 2026 (in accordance with the initial 180-day compliance period provided to the Company), Nasdaq granted the Company a second 180-day compliance period to regain compliance with the Minimum Bid Price by November 2, 2026. That determination to grant the Company an additional 180 calendar day period was based on the Company’s satisfaction of the continued listing requirements for the market value of publicly held shares and all other applicable requirements for initial listing on Nasdaq, with the exception of the Minimum Bid Price Requirement.

If at any time during this second compliance period, the closing bid price of the Company’s Common Stock is at least $1.00 per share for a minimum of ten consecutive business days (unless the Nasdaq Staff exercises its discretion to extend this ten business day period pursuant to Nasdaq Listing Rule 5810(c)(3)(H)), Nasdaq Staff will provide the Company written confirmation of compliance with the Minimum Bid Price, and the matter will be closed. If compliance cannot be demonstrated by November 2, 2026, Nasdaq Staff will provide written notification that the Company’s securities will be delisted. At that time, the Company may appeal Nasdaq’s determination to a Nasdaq Hearings Panel.

On May 31, 2026, the Board approved a reverse stock split of the issued and outstanding shares of our common stock (the “Reverse Stock Split”) at a ratio of not less than 1-for-10 and not more than 1-for-50 (the “Reverse Split Range”) and a form of an amendment to our Amended and Restated Articles of Incorporation, as amended (the “Certificate of Amendment”), to implement the Reverse Stock Split.

On June 11, 2026, holders of a majority of the outstanding voting power of the Company (the “Majority Stockholders”), acting by written consent, in accordance with the applicable provisions of the Nevada Revised Statutes and the Company’s Amended and Restated Articles of Incorporation and its Bylaws, approved the Reverse Split Range and granted the Board the discretionary authority to determine the exact ratio of the Reverse Stock Split within the Reverse Split Range, to file the Certificate of Amendment with the Nevada Secretary of State, and to effect the Reverse Stock Split at such time and date, if at all, as to be determined by the Board in its sole discretion.

On July 22, 2026, the Board approved the 1-for-20 ratio of the Reverse Stock Split and authorized the Company to proceed with the preparation of the necessary documents and actions, including applying for the new CUSIP, submitting the Event Notification Form with Nasdaq, and the filing of the Certificate of Amendment with the Nevada Secretary of State, to effect the Reverse Stock Split in Nevada and on Nasdaq. The Company is planning that the Reverse Stock Split will become effective on Nasdaq by August 20, 2026.

Upon effectiveness of the Reverse Stock Split, every twenty shares of common stock outstanding immediately prior to the effectiveness will be combined and reclassified into one share of common stock. No fractional shares will be issued in connection with the Reverse Stock Split, and any fractional shares will be rounded to the nearest whole share. The number of authorized shares of common stock and the par value per share will not be affected by the Reverse Stock Split.

However, upon effectiveness of the Reverse Stock Split, there can be no assurance that the Company will be able to regain compliance with the Minimum Bid Price Requirement or maintain compliance with other Nasdaq listing rules for continuing listing.

2026 Equity Incentive Plan

On May 31, 2026, our Board of Directors adopted the 2026 Equity Incentive Plan (the “2026 Plan”), which became effective on June 11, 2026, upon approval by the Majority Stockholders. Pursuant to the 2026 Plan, the Company reserved an aggregate of 5,700,000 shares of our common stock for issuance as stock options, restricted stock, restricted stock units and other stock-based awards to our employees, directors and consultants. On July 21, 2026, we filed a Registration Statement on Form S-8 (the “S-8 Registration Statement”) registering 3,000,000 of the shares of common stock reserved under the 2026 Plan, representing approximately 10.58% of our issued and outstanding shares of common stock as of the date of filing. We adopted the 2026 Plan to enable us to attract, retain and incentivize qualified personnel as we advance our development programs toward our targeted IND submission, and to align the interests of our employees, directors and consultants with those of our stockholders. Issuance of awards under the 2026 Plan will dilute the ownership interests of our existing stockholders. As of June 30, 2026, no awards had been granted under the 2026 Plan. See Note 8 to our unaudited interim financial statements. As of the date of this Quarterly Report, all of the 3,000,000 shares of common stock registered under the S-8 Registration Statement were issued by the Company.

Results of Operations

Comparison of Results of Operations for the Three Months Ended June 30, 2026 and 2025

Revenue and Cost of Sales

We did not generate any revenue during the three months ended June 30, 2026, or 2025. This is consistent with our focus on advancing the development of our botanical drug candidates and progressing toward our clinical and regulatory milestones.

We anticipate generating revenue only upon successful commercialization of our product candidates or from entering into strategic licensing agreements. However, there is no assurance as to the timing or likelihood of these events.

Operating Expenses

General and Administrative Expenses

General and administrative expenses were $731,843 for the three months ended June 30, 2026, compared to $57,658 for the same period in 2025. The increase was primarily attributable to higher personnel-related expenses, including approximately $348,072 of increased payroll costs, as our founder and certain members of senior management began receiving compensation following the completion of our IPO, whereas little or no cash compensation had been paid to these individuals prior to that time. The increase also reflects higher professional fees and other costs associated with operating as a public company.

Research and Development Expenses

Following our initial public offering, we continued to invest in research and development (“R&D”) activities primarily related to FDA-mandated investigational new drug (“IND”) studies targeting ulcerative colitis as our lead indication and cancer cachexia as our second core indication, as well as atopic dermatitis, rheumatoid arthritis, gouty arthritis, and diabetic foot. For the three months ended June 30, 2026, R&D expenses totaled $2,593,717, primarily reflecting costs incurred under service agreements for IND-related studies and research activities, with such costs recognized over the respective service period in accordance with the terms of the underlying agreements. As of June 30, 2026, the Company recorded $1.8 million in prepaid R&D, representing advance payments to Contract Research Organizations (“CROs”) and Contract Development and Manufacturing Organizations (“CDMOs”) for services to be rendered under ongoing IND studies. We expect R&D spending to remain significant as these studies progress but to moderate in future periods until FDA approvals are obtained and clinical trial activities commence.

Other Income (Expense)

For the three months ended June 30, 2026, other income was $34,590, primarily interest income earned on cash and cash equivalents. The increase was primarily attributable to higher interest income earned on the Company’s cash balances. The higher interest income primarily reflects increased cash balances following the receipt of net proceeds from the Company’s IPO.

Net loss

As a result of the foregoing, the Company recorded a net loss of $3,290,970 for the three months ended June 30, 2026, compared to $60,346 for the three months ended June 30, 2025.

Comparison of Results of Operations for the Six Months Ended June 30, 2026 and 2025

Revenue and Cost of Sales

We did not generate any revenue during the six months ended June 30, 2026, or 2025. This is consistent with our focus on advancing the development of our botanical drug candidates and progressing toward our clinical and regulatory milestones.

We anticipate generating revenue only upon successful commercialization of our product candidates or from entering into strategic licensing agreements. However, there is no assurance as to the timing or likelihood of these events.

Operating Expenses

General and Administrative Expenses

General and administrative expenses were $1,659,040 for the six months ended June 30, 2026, compared to $195,110 for the same period in 2025. The increase was primarily attributable to higher personnel-related expenses, including approximately $814,590 of increased payroll costs, as our founder and certain members of senior management began receiving compensation following the completion of our IPO, whereas little or no cash compensation had been paid to these individuals prior to that time. The increase also reflects higher professional fees and other costs associated with operating as a public company. General and administrative expenses for the six months ended June 30, 2026 also included $9,792 of non-cash stock-based compensation associated with the issuance of 24,000 shares of common stock in March 2026, compared to $nil in the prior year period.

Research and Development Expenses

Following our initial public offering, we continued to invest in research and development (“R&D”) activities primarily related to FDA-mandated investigational new drug (“IND”) studies targeting ulcerative colitis as our lead indication and cancer cachexia as our second core indication, as well as atopic dermatitis, rheumatoid arthritis, gouty arthritis, and diabetic foot. For the six months ended June 30, 2026, R&D expenses totaled $4,849,879, primarily reflecting costs incurred under service agreements for IND-related studies and research activities, with such costs recognized over the respective service period in accordance with the terms of the underlying agreements. As of June 30, 2026, the Company recorded $1.8 million in prepaid R&D, representing advance payments to Contract Research Organizations (“CROs”) and Contract Development and Manufacturing Organizations (“CDMOs”) for services to be rendered under ongoing IND studies. We expect R&D spending to remain significant as these studies progress but to moderate in future periods until FDA approvals are obtained and clinical trial activities commence.

Other Income (Expense)

For the six months ended June 30, 2026, other income was $67,721, primarily interest income earned on cash and cash equivalents. The increase was primarily attributable to higher interest income earned on the Company’s cash balances. The higher interest income primarily reflects increased cash balances following the receipt of net proceeds from the Company’s IPO.

Net loss

As a result of the foregoing, the Company recorded a net loss of $6,441,198 for the six months ended June 30, 2026, compared to $197,929 for the six months ended June 30, 2025.

Liquidity and Capital Resources

Since our inception through June 30, 2026, we have funded our operations principally through the issuance of equity and debt securities. We have not generated any revenue since inception and do not expect to generate revenue unless and until we successfully commercialize a product candidate or enter into strategic licensing arrangements.

On August 27, 2025, we closed our initial public offering pursuant to the Underwriting Agreement, receiving net cash proceeds of approximately $13.24 million after deducting underwriting discounts and commissions and offering expenses. On September 12, 2025, the underwriters exercised their over-allotment option in full, resulting in additional net proceeds of approximately $2.07 million. We have no committed sources of additional capital and no available credit facility.

As of June 30, 2026, we had cash and cash equivalents of $2,938,463, compared to $4,973,134 as of December 31, 2025, and an accumulated deficit of $11,288,753. We recorded a net loss of $6,441,198 for the six months ended June 30, 2026, compared to $197,929 for the six months ended June 30, 2025.

Our net cash used in operating activities for the six months ended June 30, 2026 of $2,034,671 was substantially lower than our net loss for the period because a significant portion of our operating expenses was funded through the utilization of prepaid research and development balances paid in prior periods rather than through cash expenditures during the period. Our total prepaid expenses declined from $6,254,374 as of December 31, 2025 to $1,854,529 as of June 30, 2026, a reduction of $4,399,844, of which prepaid research and development accounted for $4,347,118. As these prepaid balances are consumed, we expect our cash used in operating activities to increase substantially and to approximate our operating expenses.

We further expect our research and development expenditures to increase in connection with our targeted Investigational New Drug application submission in the fourth quarter of 2026 and the initiation of a Phase I clinical trial thereafter. Clinical trial activities require substantial capital that we have not yet secured.

Awards granted under the 2026 Plan will be settled in shares of our common stock and will not require the use of cash, which we expect will allow us to conserve cash resources in compensating our personnel as we advance our development programs. Any awards granted under the 2026 Plan will, however, dilute the ownership interests of our existing stockholders upon issuance. As of June 30, 2026, no awards had been granted under the 2026 Plan. Between July 27, 2026 and August 7, 2026, the Company issued all of the 3,000,000 shares of our common stock under the 2026 Plan, registered in the S-8 Registration Statement.

We will require additional capital to fund our operations. We may seek to raise additional capital through public or private equity offerings, debt financings, strategic collaborations or licensing arrangements. Our ability to raise capital on acceptable terms may be adversely affected by the trading price of our common stock, current deficiency with the Minimum Bid Price Requirement and our ability to regain compliance with that Nasdaq rule and maintain compliance with other Nasdaq listing rules for continued listing, and general market conditions. Issuance of shares of Common Stock under the 2026 Plan and additional equity financing would dilute our existing stockholders, and debt financing, if available, may involve restrictive covenants. If we are unable to raise additional capital when needed, we would be required to delay, reduce or eliminate certain of our development programs.

Going Concern Considerations

We have not generated any revenue since inception and have incurred recurring net losses and negative cash flows from operations. For the six months ended June 30, 2026, we incurred a net loss of $6,441,198 and used cash in operating activities of $2,034,671. As of June 30, 2026, we had cash and cash equivalents of $2,938,463 and an accumulated deficit of $11,288,753.

As described above, our cash used in operating activities during the six months ended June 30, 2026 was substantially lower than our operating expenses because a significant portion of those expenses was funded through prepaid balances paid in prior periods. As those balances are consumed, we expect our cash requirements to increase materially, and we expect our research and development expenditures to increase further in connection with our planned Investigational New Drug application submission and subsequent clinical trial activities.

Based on our current operating plan, we do not expect our existing cash and cash equivalents to be sufficient to fund our operations for at least twelve months from the date of issuance of the unaudited interim financial statements included in this Quarterly Report. These conditions raise substantial doubt about our ability to continue as a going concern. There can be no assurance we will be successful in raising additional capital on favorable terms, or at all. Because these plans are not considered probable of being effectively implemented, they do not alleviate the substantial doubt about our ability to continue as a going concern. If we are unable to obtain sufficient amount of additional capital, we may be required to reduce the scope of our planned development, If we are unable to raise additional capital when needed, we would be required to delay, reduce or eliminate certain of our development programs and could harm our business, financial condition and operating results. If we obtain additional funds by selling any of our equity, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, or the equity securities may have rights preferences or privileges senior to our common stock. If we issue debt securities, there may be negative covenants which may restrict our company’s activities. If adequate funds are not available to the Company when needed on satisfactory terms, we may be required to cease operating or otherwise modify our business strategy.

The unaudited interim financial statements included in this Quarterly Report have been prepared assuming we will continue as a going concern and do not include any adjustments to the carrying amounts or classification of assets and liabilities that might result from the outcome of this uncertainty. See Note 1 to our unaudited interim financial statements.

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

The lease liability was $276,359 as of June 30, 2026.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2026.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

During the three months ended June 30, 2026, none of the Company’s directors or officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any non-Rule 10b5-1 trading arrangements as defined in Item 408(a) of Regulation S-K.

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

Date: August 14, 2026	CURANEX PHARMACEUTICALS INC

	By:	/s/ Jun Liu
	Name:	Jun Liu
	Title:	Chief Executive Officer and President
(Principal Executive Officer)

Dated: August 14, 2026	By:	/s/ Wanjun Zhang
	Name:	Wanjun Zhang
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

