Form 10-Q
period 2026-09-30
Curanex Pharmaceuticals Inc
filed 2026-11-13
CIK 2025942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 13, 2026, the registrant had 1,568,216 shares of common stock, par value $0.0001 per share, outstanding.

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

On August 20, 2026, the Company effected a 1-for-20 reverse stock split of its outstanding shares of common stock (the “Reverse Stock Split”). Unless specified otherwise, and except as provided in the financial statements and footnotes thereto, all references in this Quarterly Report to share and per share data have been adjusted, including historical data which has been retroactively adjusted, to give effect to the Reverse Stock Split.

3

CURANEX PHARMACEUTICALS INC

AS OF SEPTEMBER 30, 2026

PART I- FINANCIAL INFORMATION

Item 1. Financial Statements.

CURANEX PHARMACEUTICALS INC

BALANCE SHEETS

	As of September 30, 2026	As of December 31, 2025
	(Unaudited)

ASSETS

Current assets
Cash	$1,579,689	$4,973,134
Prepaid Expenses	976,701	6,254,374
Total current assets	2,556,390	11,227,508

Right-of-Use Asset	540,622	352,616

TOTAL ASSETS	$3,097,012	$11,580,124

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accrued expenses	$9,741	$11,915
Accounts payable	-	2,426
Lease Liability, current	133,559	122,689

Total current liabilities	143,300	137,030

Lease Liability, noncurrent	408,531	224,010

TOTAL LIABILITIES	551,831	361,040

Shareholders’ equity
Common stock, 475,000,000 shares authorized; $0.0001 par value; 1,568,241[1] and 1,417,041[1] shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	157	142
Preferred stock, 25,000,000 shares authorized; $0.0001 par value; 1,000,000 shares issued and outstanding as of September 30, 2026 and December 31, 2025	100	100
Additional paid-in capital	16,649,274	16,066,397
Accumulated deficit	(14,104,350)	(4,847,555)

TOTAL SHAREHOLDERS’ EQUITY	2,545,181	11,219,084

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,097,012	$11,580,124

[1]	Adjusted for the 1-for-20 reverse stock split (see Note 1 for details)

The accompanying notes are an integral part of these unaudited financial statements.

CURANEX PHARMACEUTICALS INC

UNAUDITED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

Operating expenses:
General & administrative	$877,121	$273,853	$2,536,161	$466,863
Research & Development	1,952,587	677,474	6,802,466	679,574
Total operating expenses	2,829,708	951,327	9,338,627	1,146,437
Loss from operations	(2,829,708)	(951,327)	(9,338,627)	(1,146,437)
Interest Expense	-	(4,090)	-	(8,537)
Other income	14,111	1,358	81,832	2,986
Net Loss	$(2,815,597)	$(954,059)	$(9,256,795)	$(1,151,988)

Net loss per common share: Basic and Diluted	$(1.86)	$(0.75)	$(6.38)	$(0.94)
Weighted average number of common shares outstanding: Basic and Diluted[1]	1,516,284	1,279,984	1,450,951	1,226,954

[1]	Adjusted for the 1-for-20 reverse stock split (see Note 1 for details)

The accompanying notes are an integral part of these unaudited financial statements.

CURANEX PHARMACEUTICALS INC

UNAUDITED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Stock		Preferred Stock		Common	Additional
	Number of Shares [1]	Amount	Number of Shares	Amount	Stock to be Issued	Paid-in Capital	Accumulated Deficit	Total
Balance at December 31, 2024	1,200,000	$120	1,000,000	$100	$200,000	$925,589	$(622,449)	$503,360
Net loss	-	-	-	-	-	-	(137,583)	(137,583)
Balance at March 31, 2025	1,200,000	$120	1,000,000	$100	$200,000	$925,589	$(760,032)	$365,777

Net loss	-	-	-	-	-	-	(60,346)	(60,346)
Balance at June 30, 2025	1,200,000	$120	1,000,000	$100	$200,000	$925,589	$(820,378)	$305,431

Issuance of common stocks	217,041	22	-	-	(200,000)	15,140,808	-	14,940,831
Net loss	-	-	-	-	-	-	(954,059)	(954,059)
Balance at September 30, 2025	1,417,041	$142	1,000,000	$100	$-	$16,066,397	$(1,774,437)	$14,292,202

Balance at December 31, 2025	1,417,041	$142	1,000,000	$100	$-	$16,066,397	$(4,847,555)	$11,219,084
Share based compensation	1,200	-	-	-	-	9,792	-	9,792
Net loss	-	-	-	-	-	-	(3,150,228)	(3,150,228)
Balance at March 31, 2026	1,418,241	$142	1,000,000	$100	$-	$16,076,189	$(7,997,783)	$8,078,648

Net loss	-	-	-	-	-	-	(3,290,970)	(3,290,970)
Balance at June 30, 2026	1,418,241	$142	1,000,000	$100	$-	$16,076,189	$(11,288,753)	$4,787,678

Shares issued for consulting services	150,000	15	-	-	-	573,085	-	573,100
Net loss	-	-	-	-	-	-	(2,815,597)	(2,815,597)
Balance at September 30, 2026	1,568,241	$157	1,000,000	$100	$-	$16,649,274	$(14,104,350)	$2,545,181

[1]	Adjusted for the 1-for-20 reverse stock split (see Note 1 for details)

The accompanying notes are an integral part of these unaudited financial statements.

CURANEX PHARMACEUTICALS INC.

STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$(9,256,795)	$(1,151,988)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of right-of-use assets	107,552	45,102
Stock-based Compensation Expense	163,801	-
Changes in operating assets and liabilities:
Prepaid expenses	5,696,764	(8,586,042)
Lease liabilities	(100,167)	(44,350)
Accounts payable	(2,426)	109,489
Interest payable	-	-
Accrued expenses	(2,174)	741

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(3,393,445)	(9,627,048)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of underwriting costs	-	15,655,192
Payment of offering costs	-	(346,497)

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	15,308,695

NET INCREASE (DECREASE) IN CASH	(3,393,445)	5,681,646
Cash at beginning of period	4,973,134	148,891

CASH AT END OF PERIOD	$1,579,689	$5,830,537

Supplemental schedule of cash flow information:
Recognition of right-of-use asset in exchange for lease liability	$295,558	$105,501

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

During 2026, the Company expanded its drug development pipeline by adding oncology as a new core therapeutic area, supplementing its existing six core therapeutic areas. Patients with advanced or relapsed cancers often have limited treatment alternatives, representing substantial unmet medical needs and considerable long-term commercial potential. While continuing to advance its lead preclinical candidate Phyto-N and other pipeline assets targeting inflammatory and metabolic diseases, the Company’s strategic expansion into oncology further diversifies its product portfolio, aligns with its long-term therapeutic development focus, and strengthens its overall positioning as an emerging biotechnology company.

On July 22, 2026, the Board approved, by unanimous written consent, a 1-for-20 Reverse Stock Split of the Company’s issued and outstanding common stock, which became effective on August 20, 2026. At the effective time, every 20 shares of common stock were automatically converted into one share, with fractional shares rounded up to the nearest whole share. The Reverse Stock Split was effected to regain compliance with the $1.00 minimum bid price requirement under Nasdaq Listing Rule 5550(a)(2) for continued listing on Nasdaq. All share and per-share amounts in these unaudited financial statements have been retroactively adjusted to reflect the Reverse Stock Split for all periods presented.

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

Going Concern

At the end of each reporting period, management exercises judgment in assessing the Company’s ability to continue as a going concern in accordance with ASC 205-40, Presentation of Financial Statements—Going Concern, by reviewing the Company’s performance, resources, and future obligations. This assessment considers conditions and events that are known and reasonably knowable as of the date the financial statements are issued and involves critical judgments regarding the Company’s short and long-term operating budgets, expected profitability, investment and financing activities, and strategic planning.

The Company did not generate operating revenue during the recent several years and has incurred recurring net losses and negative cash flows from operations. For the nine months ended September 30, 2026, the Company incurred a net loss of $9,256,795 and used cash in operating activities of approximately $3.39 million. As of September 30, 2026, the Company had cash and cash equivalents of $1,579,689 and an accumulated deficit of $14,104,350.

The Company’s operating expenses for the nine months ended September 30, 2026 were partially funded through the utilization of prepaid research and development balances, which declined from $6,166,294 as of December 31, 2025 to $314,783 as of September 30, 2026. As these prepaid balances are consumed, the Company expects its cash used in operating activities to increase materially. The Company further expects research and development expenditures to increase in connection with its planned Investigational New Drug application submission and subsequent clinical trial activities. The September 30, 2026 prepaid R&D balance includes $265,682 of noncash consulting service prepayments for Australian clinical trial feasibility activities.

Based on its current operating plan, the Company does not expect its existing cash and cash equivalents to be sufficient to fund operations for at least twelve months from the date these unaudited interim financial statements are issued. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans to address these conditions include raising additional capital through the issuance of equity or debt securities, pursuing strategic collaborations or out-licensing arrangements for its product candidates, and reducing or deferring discretionary operating and development expenditures. There can be no assurance that the Company will be able to obtain additional financing on acceptable terms, or at all. The Company regained compliance with the Nasdaq minimum bid price requirement on September 3, 2026; its ability to obtain additional financing remains uncertain. Because these plans are not considered probable of being effectively implemented within the meaning of ASC 205-40, they do not alleviate the substantial doubt.

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

Basic and Diluted Net Loss per Common Share

The Company computes loss per share in accordance with ASC 260, Earnings per Share, which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. During the nine months ended September 30, 2026, and 2025, the Company had no potential dilutive instruments and accordingly basic loss and diluted loss per share are the same.

Initial Public Offering

The Company completed its IPO of 187,500 shares of its common stock, par value $0.0001 per share, at a public offering price of $80.00 per share. This offering generated gross proceeds of $15.0 million before underwriting discounts, commissions, and other offering expenses.

In connection with the IPO, total offering costs were approximately $2.12 million, consisting of $1.41 million in underwriting discounts and commissions and $0.71 million of other offering-related expenses (including legal, accounting, and filing fees). The Company had previously recorded these other offering costs as deferred IPO costs prior to the effectiveness of the registration statement. Upon the closing of the IPO, all deferred costs were reclassified and recorded as a reduction to additional paid-in capital (“APIC”) within stockholders’ equity. After deducting total underwriting discounts, commissions, and offering expenses, the Company received net cash proceeds of approximately $13.24 million from its IPO. Certain offering costs had been paid by the Company prior to the completion of the IPO and were recorded as deferred offering costs on the balance sheets prior to being reclassified against additional paid-in capital upon the consummation of the IPO.

Over-Allotment Option

On September 12, 2025, the underwriters exercised their option to purchase an additional 28,125 shares of the Company’s common stock at the same public offering price of $80.00 per share, resulting in gross proceeds of $2.25 million. The Company incurred $0.18 million in underwriting discounts and commissions related to the option exercise. After deducting these offering costs, the Company received net proceeds of $2.07 million. All costs directly attributable to the over-allotment exercise were likewise recorded as a reduction of APIC within stockholders’ equity, consistent with the accounting for the initial closing.

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

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718, Compensation—Stock Compensation. Share-based payment awards granted to employees, non-employee directors and non-employee service providers are measured at the grant-date fair value of the award and recognized as compensation expense over the requisite service period, which is generally the vesting period. Employee awards that are fully vested on the grant date are expensed in full at that date. For nonemployee awards, the corresponding cost is recognized as an immediate expense or a prepaid asset based on the goods or services acquired and the enforceable rights conveyed by the arrangement. The fair value of awards of common stock and restricted stock is determined by reference to the closing price of the Company’s common stock as reported on Nasdaq on the grant date. The fair value of stock options, if granted, is estimated using the Black-Scholes option-pricing model, which requires management to make assumptions regarding the expected term, expected volatility, risk-free interest rate and expected dividend yield. Because the Company has limited trading history, expected volatility is estimated by reference to the historical volatility of a group of comparable publicly traded companies. The Company has elected to account for forfeitures as they occur. Stock-based compensation expense is classified within research and development expense or general and administrative expense based on the function of the recipient’s services.

For fully vested nonemployee consulting shares issued during the third quarter of 2026 in exchange for enforceable rights to future services, the Company recognizes prepaid services at grant-date fair value and recognizes the related expense as services are received over the contractual service periods. Immediate vesting of the shares does not accelerate recognition of services not yet received.

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

The Company evaluated the impact of ASU 2024-03, Disaggregation of Income Statement Expenses, issued by the Financial Accounting Standards Board (“FASB”) in November 2024. The update requires additional disclosures to provide disaggregated information about certain expense captions presented in the income statement, including, among other items, inventory, employee compensation, depreciation, and amortization, to enhance transparency into the nature of expenses. The amendments in ASU 2024-03 are effective for annual reporting periods beginning after December 15, 2026, and interim periods thereafter, with early adoption permitted. The Company is currently evaluating the impact that the adoption of this standard will have on its financial statement disclosures. While the standard is not expected to have an impact on the Company’s results of operations, financial position, or cash flows, it is expected to result in expanded disclosures upon adoption.

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

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. The amendments consolidate interim disclosure requirements and clarify the information to be provided about material developments since the last annual reporting period. They are effective for interim periods within annual periods beginning after December 15, 2027 for public business entities and after December 15, 2028 for other entities, with early adoption permitted. The Company is evaluating the disclosure effects and the application of its emerging growth company extended-transition election.

Apart from as mentioned above, management does not believe that other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the Company’s balance sheets, statements of operations, or cash flows.

2. Accrued Expenses

A summary of accrued expenses is as follows:

	As of September 30, 2026	As of December 31, 2025

Accounting fees	$-	$550
Payroll expenses	9,741	9,741
Rent	-	1,599
Tax fees	-	25
Total Accrued Expenses	$9,741	$11,915

3. Prepaid expenses

A summary of prepaid expenses is as follows:

	As of September 30, 2026	As of December 31, 2025

Insurance	$125,538	$80,232
R&D	314,783	6,166,294
Other	536,380	7,848
Total Prepaid Expenses	$976,701	$6,254,374

4. Lease

On January 1, 2025, the Company assumed an office lease from Duraviva Pharma Inc. (“Duraviva”), a New York corporation under common control, through a lease assignment agreement. The lease term extends through August 31, 2026. On August 13, 2026, the Company executed a lease amendment extending the term through September 30, 2031. The Company classified the lease as an operating lease. Upon adoption of ASC 842, the Company recognized right-of-use asset and corresponding lease liability for its operating lease. The lease extension was accounted for under ASC 842 effective September 1, 2026, resulting in an additional right-of-use asset and lease liability of $295,558.

During the fourth quarter of 2025, the Company entered into lease agreements for three motor vehicles with non-cancelable lease terms ranging from 36 to 51 months.

The following summarizes information about the Company’s lease as of September 30, 2026 and December 31, 2025.

	For the Three Months Ended September 30,
	2026	2025
Amount recognized in the income statements

Operating lease expense	$40,278	$17,404

	For the Nine Months Ended September 30,
	2026	2025
Amount recognized in the income statements

Operating lease expense	$120,216	$52,211

	As of September 30, 2026	As of December 31, 2025

Amount recognized in the balance sheets

Right-of-use assets	$540,622	$352,616
Operating lease liabilities	542,090	346,699

Amount recognized in the income statements

Cash paid for amounts included in the measurement of lease liabilities

Operating lease expense	$114,430	$93,957

Lease commitment

2026	$38,343	$136,921
2027	154,008	89,964
2028	154,330	86,766
2029	129,022	61,078
2030	69,982	-
Thereafter (2031)	53,704	-
Total future minimum lease payments	599,389	374,729
less imputed interest	(57,299)	(28,030)
Present value of lease liabilities	$542,090	$346,699

Supplement information

Discount rate	4.87%	5.47%

Remaining lease term	49 months	47 months

5. Income Taxes

Due to the Company’s net losses and the valuation allowance provided on the related deferred tax assets, there were no provisions for income taxes for the nine months ended September 30, 2026 and 2025.

The components of income tax provision (benefit) for the nine months ended September 30, 2026 and 2025 are as follows:

For the Three Months Ended September 30,
	2026	2025
Current income tax expense:
Federal	$-	$-
State and local	-	-
Total current income tax expense:	-	-

Deferred income tax expense (benefit)
Federal	-	-
State and local	-	-
Total deferred income tax expense	-	-

Total income tax provision (benefit)	$-	$-

For the nine Months Ended September 30,
	2026	2025
	(Unaudited)	(Unaudited)
Current income tax expense:
Federal	$-	$-
State and local	-	-
Total current income tax expense:	-	-

Deferred income tax expense (benefit)
Federal	-	-
State and local	-	-
Total deferred income tax expense	-	-

Total income tax provision (benefit)	$-	$-

The following table presents a reconciliation of the U.S. federal statutory income tax rate to the Company’s effective tax rate for the nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30, 2026		Three Months Ended September 30, 2025
	(Unaudited)		(Unaudited)
	Amount	Percent	Amount	Percent
U.S. federal statutory tax rate	$(591,275)	21.00%	$(200,352)	21.00%
State and local income taxes, net of federal effect	—	—%	—	—%
Nontaxable or nondeductible items	—	—%	—	—%
Changes in valuation allowance	591,275	-21.00%	200,352	-21.00%
Income tax expense and effective tax rate	$—	—%	$—	—%

	Nine Months Ended September 30, 2026		Nine Months Ended September 30, 2025
	(Unaudited)		(Unaudited)
	Amount	Percent	Amount	Percent
U.S. federal statutory tax rate	$(1,943,927)	21.00%	$(241,918)	21.00%
State and local income taxes, net of federal effect	—	—%	—	—%
Nontaxable or nondeductible items	—	—%	—	—%
Changes in valuation allowance	1,943,927	-21.00%	241,918	-21.00%
Income tax expense and effective tax rate	$—	—%	$—	—%

Deferred income tax assets as of September 30, 2026 and December 31, 2025, are as follows:

	As of September 30, 2026	As of December 31, 2025
Net operating losses carry forwards	$2,961,286	$1,017,359
Others	2,056	-
Total deferred tax assets	2,963,342	1,017,359
Less valuation allowance	(2,963,342)	(1,017,359)
Total deferred tax assets	$-	$-

In assessing the realization of deferred tax assets, management evaluates whether it is more likely than not that some or all of these assets will not be realized. The ultimate realization of deferred tax assets depends on generating future taxable income during the periods when these temporary differences become deductible.

Based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets will not be realizable. Accordingly, the Company has applied a full valuation allowance against its net deferred tax assets as of September 30, 2026 and December 31, 2025. The net change in the total valuation allowance between December 31, 2025, and September 30, 2026, was an increase of $1,945,983.

The Company is subject to U.S. federal and state income tax examinations by the Internal Revenue Service (IRS) and relevant state tax authorities. The Company is incorporated in the state of Nevada, which does not impose a corporate income tax.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of September 30, 2026, and December 31, 2025, the Company did not have any significant uncertain tax positions or unrecognized tax benefits. Additionally, as of September 30, 2026, and December 31, 2025, the Company has federal net operating loss carryforwards of $14,101,362 and $4,847,550, respectively, for tax purposes. These net operating loss carryforwards may be carried forward indefinitely; however, their utilization may be subject to limitations under Section 382 of the Internal Revenue Code in the event of a change in ownership.

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

In September 2025, following the completion of the Company’s IPO, the shareholder loans were fully repaid, including all accrued interest. Total interest paid upon settlement amounted to $8,537.32. As a result of the repayment, there were no outstanding related-party loan balances as of September 30, 2026.

7. Shareholders’ Equity

Common Stock

The Company is authorized to issue 475,000,000 shares of common stock, par value $0.0001 per share. Each share entitles the holder to one vote on matters submitted to stockholders and to receive dividends as and if declared by the Board of Directors.

As of December 31, 2024, the Company had 1,200,000 shares of common stock issued and outstanding.

During the year of 2025, the Company completed the following equity issuances in connection with its initial public offering and related activities:

●	187,500 shares of common stock issued upon the closing of the IPO on August 27, 2025.
●	28,125 additional shares of common stock issued on September 12, 2025 upon the underwriters’ exercise of their over-allotment option.
●	1,416 shares of common stock issued on September 23, 2025 to satisfy a previously recorded “common stock to be issued” balance (see “Subscriptions Received – Shares to be Issued” below).

Following these issuances, the Company had 1,417,041 shares of its common stock issued and outstanding as of December 31, 2025, including an aggregate of 217,041 shares of common stock issued during the quarter ended September 30, 2025.

On March 18, 2026, the Company issued an aggregate of 1,200 shares of Common Stock to Dr. Huijuan Zhong as compensation for services. These shares were issued in reliance on exemption from registration requirements under Section 4(a)(2) of the Securities Act of 1933, as amended, as transactions by an issuer do not involve any public offering and are subject to contractual transfer restrictions until 12 months following the Company’s initial public offering. On July 27 and August 7, 2026, the Company issued 70,000 and 80,000 shares of common stock, respectively to six nonemployee consultants under the 2026 Plan. On August 20, 2026, the Company effected a 1-for-20 Reverse Stock Split of its common stock. Following these issuances and the effectiveness of the Reverse Stock Split, the Company had 1,568,241 shares of common stock issued and outstanding as of September 30, 2026. For further information regarding the measurement and recognition of the related stock-based compensation, see Note 8, Stock-Based Compensation.

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

Following the successful completion of the IPO, the Company issued 1,416 shares of common stock during the quarter ended September 30, 2025 to settle this subscription in full. As of September 30, 2026, there were no remaining shares or amounts recorded as “common stock to be issued.”

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

No shares of preferred stock were issued during the nine months ended September 30, 2026.

8. Stock-Based Compensation

2026 Equity Incentive Plan

On May 31, 2026, the Company’s Board of Directors adopted the Curanex Pharmaceuticals Inc 2026 Equity Incentive Plan (the “2026 Plan”), which was approved by the Company’s stockholders on June 11, 2026. The 2026 Plan permits the grant of stock options, restricted stock, restricted stock units and other stock-based awards to employees, directors and consultants of the Company. An aggregate of 285,000 shares of common stock, par value $0.0001 per share, are reserved and available for issuance under the 2026 Plan, representing approximately 20.1% of the shares of common stock issued and outstanding as of June 30, 2026. The 2026 Plan is administered by the Board of Directors, or a committee designated by the Board, which determines the recipients, types, terms, vesting conditions and, where applicable, exercise prices of awards. The number of shares reserved under the 2026 Plan is subject to proportionate adjustment in the event of a stock split, reverse stock split, stock dividend, recapitalization or similar change in the Company’s capitalization.

On July 21, 2026, the Company filed a Registration Statement on Form S-8 with the Securities and Exchange Commission registering 150,000 of the 285,000 shares of common stock reserved for issuance under the 2026 Plan, representing approximately 10.58% of the shares of common stock issued and outstanding as of the date of filing. The Registration Statement became effective upon filing in accordance with Rule 462 under the Securities Act of 1933, as amended (the “Securities Act”). As of September 30, 2026, the remaining 135,000 shares reserved under the 2026 Plan had not been registered. See Note 10 for the subsequent registration.

During the third quarter of 2026, the Company granted and issued 150,000 shares of common stock to six nonemployee consultants under the 2026 Plan. The grants comprised 50,000 shares effective July 26, 2026, 20,000 shares effective July 27, 2026 and 80,000 shares effective August 7, 2026. The shares were issued in two batches of 70,000 on July 27 and 80,000 on August 7, 2026. The awards were fully earned on the respective effective dates, without time-based vesting, and are nonrefundable and nonforfeitable except for specified fraud, material breach, misconduct or legal provisions.

The grant-date fair value of these awards was $573,100, based on split-adjusted closing share prices of $3.758, $3.66 and $3.90 for the July 26, July 27 and August 7 grants, respectively. The July 26 grant date was a non-trading day; the July 24 closing price was used. The shares compensate two consultants for strategic business-development and licensing services over one-year terms and four consultants for Australian clinical trial feasibility services over six-month terms.

The Company recognized consulting expense of $154,009 for both the three and nine months ended September 30, 2026, comprising $34,491 within general and administrative expenses and $119,518 within research and development expenses. The remaining $419,091 was recorded within prepaid expenses, including $153,409 for business-development services and $265,682 for clinical-feasibility services. The costs are recognized on a straight-line basis over the contractual service periods as services are received. All of the awards were vested; the prepaid balance represents future services rather than unvested compensation.

Other Stock-Based Compensation

On March 18, 2026, the Company issued an aggregate of 1,200 shares of common stock to Dr. Huijuan Zhong as additional compensation pursuant to an employment arrangement entered into in June 2024 (see Note 7, Shareholders’ Equity). Following the Company’s initial public offering, the Company issued the full 1,200 shares in a single issuance, and no further service-based forfeiture conditions remained after issuance. All shares were vested upon issuance. The shares were valued at $8.16 per share, the closing price of the Company’s common stock on March 17, 2026 as reported on Nasdaq. The Company recognized stock-based compensation expense of $nil and $9,792 within general and administrative expenses for the three and nine months ended September 30, 2026, respectively, and $nil for the three and nine months ended September 30, 2025.

9. Commitments and Contingencies

The following two (2) putative securities class actions were commenced in New York state court relating to the Company’s August 2025 IPO:

The first action (“Action 1”) was filed on July 23, 2026 in the Supreme Court of the State of New York, New York County (Index No. 159271/2026), by Daymond Morales, et al. against the Company and its underwriters Dominari Securities LLC, Pacific Century Securities, LLC, and Revere Securities LLC, as well as more than 20 other issuers, underwriters, and individual principals of the underwriters. The complaint asserts claims under Sections 11 and 12(a)(2) of the Securities Act against the Company and other defendants, and claims under Section 15 of the Securities Act against certain individuals associated with the underwriter defendants. The proposed class includes persons who acquired the Company’s securities in, or pursuant or traceable to the offering documents for, its August 2025 initial public offering (the “IPO”) and allegedly suffered damages. The complaint alleges material misstatements and omissions in the offering documents concerning risks of stock-price manipulation and deficiencies in underwriter due diligence, anti-money laundering compliance, supervision, and business-communication monitoring. The complaint also makes general “blanket” allegations against the defendants relating to market manipulation.

The second action (“Action 2”) was filed on September 14, 2026 in the Supreme Court of the State of New York, New York County (Index No. 655238/2026), by Robert Lovett, on behalf of himself and other purported class plaintiffs against the Company, its former Chief Financial Officer, and directors, its independent auditor, and the IPO underwriters Dominari Securities LLC, Pacific Century Securities, LLC, and Revere Securities LLC. The complaint asserts claims under Sections 11 and 12(a)(2) of the Securities Act against all named defendants and Section 15 claims against the named individual defendants. The proposed class includes persons who acquired the Company’s securities in, or pursuant or traceable to the offering documents for, the IPO and allegedly suffered damages. The complaint alleges material misstatements and omissions in those documents concerning risks of stock-price manipulation and deficiencies in underwriter due diligence, anti-money laundering compliance, supervision, and business-communication monitoring.

The IPO offering documents referred to in both actions consisted of the Company’s registration statement on Form S-1, as amended, and related prospectuses under the Securities Act in connection with its August 2025 IPO. Both complaints seek unspecified compensatory damages, interest, costs and expenses, including attorneys’ and expert fees, rescission or rescissory damages, and equitable or other relief. Neither complaint asserts a fraud claim against the Company. Both actions are at a preliminary stage, and the Company intends to defend them vigorously. The Company’s deadline to respond to Action 1 has been extended to January 27, 2027, and the deadline to respond to Action 2 has been extended to December 11, 2026.

10. Subsequent Events

On October 19, 2026, the Company filed a registration statement on Form S-8 registering the remaining 135,000 shares of common stock available under the 2026 Plan. The registration statement became effective upon filing. The Company has evaluated subsequent events through November 13, 2026.

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

Our business strategy is centered on developing innovative botanical drugs, with a focus on Phyto-N as our lead candidate, for the treatment of inflammatory diseases. Phyto-N is a proprietary botanical extract with chemical components and pharmacological activities that harnesses potential anti-inflammatory properties of a medicinal plant with a long history of human use. Phyto-N has approximately 30 years of human use experience and has shown positive results in animal models of multiple inflammatory diseases. We aim to prioritize the development of Phyto-N and its active compounds, to conduct further preclinical and clinical studies to evaluate its therapeutic potential and safety profile, and if warranted, to seek the necessary regulatory approval in order to commercialize Phyto-N.

On August 27, 2025, the Company completed its initial public offering (the “IPO”) and its shares of common stock are listed on The Nasdaq Capital Market (“Nasdaq”) under the symbol “CURX.” On September 12, 2025, we completed the additional closing related to the IPO, in which the underwriters in the IPO fully exercised their over-allotment option pursuant to the underwriting agreement dated August 25, 2025 with Dominari Securities, LLC, as representative of the underwriters. The Company is utilizing the net proceeds from the IPO primarily for (i) the development of its lead product candidate, Phyto-N, for the treatment of ulcerative colitis, atopic dermatitis, rheumatoid arthritis, gouty arthritis, and diabetic foot; (ii) the conduct of FDA-required GLP toxicology and pharmacokinetic studies and chemistry, manufacturing, and controls (“CMC”) activities for Phyto-N in ulcerative colitis and (iii) the preparation and submission of an investigational new drug (IND) application.

We are currently targeting submission of an IND for the treatment of ulcerative colitis in the fourth quarter of 2026. The timing of our IND submission will depend in part on the FDA’s response to our pre-IND meeting request, which we expect to receive by December 11, 2026, and on the completion of our ongoing IND-enabling studies, and the submission may occur in 2027. If allowed to proceed by the FDA, a Phase I trial may be initiated as early as 30 days after FDA receipt of the IND. If the Phase I trial is completed with positive results, we intend to proceed with a Phase II trial for ulcerative colitis as our lead indication. Contingent upon the success of our ulcerative colitis trials, available funding, and other strategic considerations, Curanex may subsequently initiate additional Phase II trials in other high-value indications such as atopic dermatitis, coronavirus (COVID-19), gout, diabetes, and NAFLD, or may seek to license out these indications to third parties at the Phase II stage. This multiple indication strategy represents our long-term vision to explore and maximize the value of Phyto-N and build a robust pipeline of botanical drug candidates targeting inflammatory diseases. The successful completion of these clinical trials could position Phyto-N as a potential botanical drug candidate for multiple inflammatory indications, addressing specific unmet medical needs. If approved, Phyto-N could provide patients with new treatment options for various inflammatory conditions.

The Company is also expanding its drug development pipeline and is focusing on a new core indication: cancer. The management believes that the focus on treatment of cancer aligns with the Company’s broader focus on treatment of serious diseases involving inflammation and metabolic disruption. While Curanex remains committed to advancing its lead ulcerative colitis program, the Company believes that by expanding its long-term pipeline potential by also focusing on cancer treatment, the Company will strengthen its positioning as an emerging therapeutics company.

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

Dose-Range Finding Toxicology Study

In March 2026, the Company announced the successful completion of a dose-range finding toxicology study of Phyto-N, conducted in Sprague-Dawley rats and dogs. The study evaluated repeat-dose oral tolerability over 28 days at multiple dose levels and was designed to inform dose selection and study design for the Company’s subsequent GLP-compliant toxicology studies. The maximum feasible dose identified in this study will serve as the high-dose anchor for the design of the pivotal GLP toxicology studies that will form a core component of the Company’s IND submission. These results support the Company’s target IND filing in the fourth quarter of 2026. The Company’s pivotal GLP repeat-dose toxicology studies of Phyto-N in rats and dogs are currently ongoing, and its GLP safety pharmacology studies evaluating cardiovascular, central nervous system (functional observational battery) and respiratory function are also underway. The Company submitted a pre-IND meeting request to the FDA on October 14, 2026. The Company expects to receive the FDA’s response by December 11, 2026. The Company intends to consider the FDA’s feedback before finalizing its IND submission.

Recent Developments

The Company Regained Compliance with the Minimum Bid Price Requirement

As previously reported by the Company on a Current Report on Form 8-K filed with the SEC on May 7, 2026, on May 5, 2026, the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq Staff”) notified the Company that while the Company did not regain compliance with the $1.00 minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on Nasdaq (the “Minimum Bid Price Requirement”) by May 4, 2026 (in accordance with the initial 180-day compliance period provided to the Company), Nasdaq granted the Company a second 180-day compliance period to regain compliance with the Minimum Bid Price Requirement by November 2, 2026. That determination to grant the Company an additional 180 calendar day period was based on the Company’s satisfaction of the continued listing requirements for the market value of publicly held shares and all other applicable requirements for initial listing on Nasdaq, with the exception of the Minimum Bid Price Requirement.

On September 3, 2026, Nasdaq confirmed that the Company had satisfied its minimum bid-price requirement following the effectiveness of the Reverse Stock Split and closed the matter.

On July 22, 2026, the Board approved the 1-for-20 Reverse Stock Split of the outstanding shares of the Company’s common stock, based on the prior approval and authorization by the holders of a majority of the outstanding voting power of the Company (the “Majority Stockholders”) to grant the Board the discretionary authority to determine the exact ratio of the reverse stock split within 1-for-10 and 1-for-50 reverse stock split range. The Reverse Stock Split became effective on August 20, 2026.

Upon the effectiveness of the Reverse Stock Split, every twenty shares of common stock outstanding immediately prior to the effectiveness were combined and reclassified into one share of common stock. No fractional shares were issued in connection with the Reverse Stock Split, and any fractional shares were rounded up to the next whole share. The number of authorized shares of common stock and the par value per share were not affected by the Reverse Stock Split.

2026 Equity Incentive Plan

On May 31, 2026, our Board of Directors adopted the 2026 Equity Incentive Plan (the “2026 Plan”), which became effective on June 11, 2026, upon approval by the Majority Stockholders. We adopted the 2026 Plan to enable us to attract, retain and incentivize qualified personnel as we advance our development programs toward our targeted IND submission, and to align the interests of our employees, directors and consultants with those of our stockholders. Pursuant to the 2026 Plan, the Company reserved an aggregate of 285,000 shares of our common stock for issuance as stock options, restricted stock, restricted stock units and other stock-based awards to our employees, directors and consultants. On July 21, 2026, we filed a first registration statement on Form S-8 registering in that registration statement 150,000 shares of common stock reserved under the 2026 Plan, representing approximately 10.58% of our issued and outstanding shares of common stock as of the date of filing. Between July 27 and August 7, 2026, the Company issued a total of 150,000 shares to six nonemployee consultants under the 2026 Plan, with an aggregate grant-date fair value of $573,100. On October 19, 2026, the Company filed a second registration statement on Form S-8, registering in that registration statement the remaining 135,000 shares under the 2026 Plan. As of the date of this Quarterly Report, the Company had not issued any shares of common stock pursuant to that second registration statement on Form S-8.

Results of Operations

Comparison of Results of Operations for the Three Months Ended September 30, 2026 and 2025

Revenue and Cost of Sales

We did not generate any revenue during the three months ended September 30, 2026, or 2025. This is consistent with our focus on advancing the development of our botanical drug candidates and progressing toward our clinical and regulatory milestones.

We anticipate generating revenue only upon successful commercialization of our product candidates or from entering into strategic licensing agreements. However, there is no assurance as to the timing or likelihood of these events.

Operating Expenses

General and Administrative Expenses

General and administrative expenses were $877,121 for the three months ended September 30, 2026, compared to $273,853 for the same period in 2025. The increase was primarily attributable to higher personnel-related expenses, including approximately $211,007 of increased payroll costs, reflecting recent hires and compensation for our founder and certain members of senior management following the completion of our IPO, whereas little or no cash compensation had been paid to these individuals prior to that time. The increase also reflects higher professional fees and other costs associated with operating as a public company. The current period also includes $34,491 of noncash consulting expense for strategic business-development and licensing services under the 2026 Plan.

Research and Development Expenses

Following our initial public offering, we continue to invest in research and development (“R&D”) activities primarily related to FDA-mandated investigational new drug (“IND”) studies targeting ulcerative colitis as our lead indication and cancer as our second core indication, as well as atopic dermatitis, rheumatoid arthritis, gouty arthritis, and diabetic foot. For the three months ended September 30, 2026, R&D expenses totaled $1,952,587, compared to $677,474 for the same period in 2025, primarily reflecting costs incurred under service agreements for IND-related studies and research activities, with such costs recognized over the respective service period in accordance with the terms of the underlying agreements. The current period includes $119,518 of noncash consulting expense for Australian clinical trial feasibility services. As of September 30, 2026, the Company recorded $314,783 in prepaid R&D, including $49,101 of advance payments to Contract Research Organizations (“CROs”) and Contract Development and Manufacturing Organizations (“CDMOs”) and other research service providers for services to be rendered under ongoing IND studies and $265,682 of noncash prepaid clinical-feasibility consulting services. We expect R&D spending to remain significant. Expense from existing prepaid study arrangements is expected to decline as the respective service periods conclude, while new spending is expected to increase in connection with our planned IND submission and subsequent clinical trial activities.

Other Income (Expense)

For the three months ended September 30, 2026, other income was $14,111, compared to $1,358 for the same period in 2025, primarily interest income earned on cash and cash equivalents. The increase was primarily attributable to higher interest income earned on the Company’s cash balances. The higher interest income primarily reflects increased cash balances following the receipt of net proceeds from the Company’s IPO. Interest expense was nil for the three months ended September 30, 2026, compared to $4,090 for the same period in 2025, following repayment of the shareholder loans in September 2025.

Net loss

As a result of the foregoing, the Company recorded a net loss of $2,815,597 for the three months ended September 30, 2026, compared to $954,059 for the three months ended September 30, 2025.

Comparison of Results of Operations for the Nine Months Ended September 30, 2026 and 2025

Revenue and Cost of Sales

We did not generate any revenue during the nine months ended September 30, 2026, or 2025. This is consistent with our focus on advancing the development of our botanical drug candidates and progressing toward our clinical and regulatory milestones.

We anticipate generating revenue only upon successful commercialization of our product candidates or from entering into strategic licensing agreements. However, there is no assurance as to the timing or likelihood of these events.

Operating Expenses

General and Administrative Expenses

General and administrative expenses were $2,536,161 for the nine months ended September 30, 2026, compared to $466,863 for the same period in 2025. The increase was primarily attributable to higher personnel-related expenses, including approximately $1,025,597 of increased payroll costs, reflecting recent hires and compensation for our founder and certain members of senior management following the completion of our IPO, whereas little or no cash compensation had been paid to these individuals prior to that time. The increase also reflects higher professional fees and other costs associated with operating as a public company. General and administrative expenses for the nine months ended September 30, 2026 also included $9,792 of non-cash stock-based compensation associated with the issuance of 1,200 shares of common stock in March 2026, compared to $nil in the prior year period. The current period also includes $34,491 of noncash consulting expense for strategic business-development and licensing services under the 2026 Plan.

Research and Development Expenses

Following our initial public offering, we continue to invest in research and development (“R&D”) activities primarily related to FDA-mandated investigational new drug (“IND”) studies targeting ulcerative colitis as our lead indication and cancer as our second core indication, as well as atopic dermatitis, rheumatoid arthritis, gouty arthritis, and diabetic foot. For the nine months ended September 30, 2026, R&D expenses totaled $6,802,466, compared to $679,574 for the same period in 2025, primarily reflecting costs incurred under service agreements for IND-related studies and research activities, with such costs recognized over the respective service period in accordance with the terms of the underlying agreements. The current period includes $119,518 of noncash consulting expense for Australian clinical trial feasibility services. As of September 30, 2026, the Company recorded $314,783 in prepaid R&D, including $49,101 of advance payments to Contract Research Organizations (“CROs”) and Contract Development and Manufacturing Organizations (“CDMOs”) and other research service providers for services to be rendered under ongoing IND studies and $265,682 of noncash prepaid clinical-feasibility consulting services. We expect R&D spending to remain significant. Expense from existing prepaid study arrangements is expected to decline as the respective service periods conclude, while new spending is expected to increase in connection with our planned IND submission and subsequent clinical trial activities.

Other Income (Expense)

For the nine months ended September 30, 2026, other income was $81,832, compared to $2,986 for the same period in 2025, primarily interest income earned on cash and cash equivalents. The increase was primarily attributable to higher interest income earned on the Company’s cash balances. The higher interest income primarily reflects increased cash balances following the receipt of net proceeds from the Company’s IPO. Interest expense was nil for the nine months ended September 30, 2026, compared to $8,537 for the same period in 2025, following repayment of the shareholder loans in September 2025.

Net loss

As a result of the foregoing, the Company recorded a net loss of $9,256,795 for the nine months ended September 30, 2026, compared to $1,151,988 for the nine months ended September 30, 2025.

Liquidity and Capital Resources

Since our inception through September 30, 2026, we have funded our operations principally through the issuance of equity and debt securities. We have not generated any revenue since inception and do not expect to generate revenue unless and until we successfully commercialize a product candidate or enter into strategic licensing arrangements.

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

As of September 30, 2026, we had cash and cash equivalents of $1,579,689, compared to $4,973,134 as of December 31, 2025, and an accumulated deficit of $14,104,350. We recorded a net loss of $9,256,795 for the nine months ended September 30, 2026, compared to $1,151,988 for the nine months ended September 30, 2025.

Our net cash used in operating activities for the nine months ended September 30, 2026 of $3,393,445 was substantially lower than our net loss for the period because a significant portion of our operating expenses was funded through the utilization of prepaid research and development balances paid in prior periods rather than through cash expenditures during the period. Our total prepaid expenses declined from $6,254,374 as of December 31, 2025 to $976,701 as of September 30, 2026, a reduction of $5,277,673 reflecting a $5,851,511 reduction in prepaid research and development, partially offset by increases in other prepaid balances. The ending prepaid balance includes $419,091 of noncash consulting-service prepayments recognized during the quarter. Noncash consulting expense of $154,009 also contributed to the difference between net loss and operating cash flows. The $5,696,764 prepaid movement in operating cash flows excludes the noncash addition to ending prepaids. As these prepaid balances are consumed, we expect our cash used in operating activities to increase substantially and to approximate our operating expenses.

We further expect our research and development expenditures to increase in connection with our targeted Investigational New Drug application submission, currently targeted for the fourth quarter of 2026 but which may occur in 2027, and the initiation of a Phase I clinical trial thereafter. Clinical trial activities require substantial capital that we have not yet secured.

Awards granted under the 2026 Plan will be settled in shares of our common stock and will not require the use of cash, which we expect will allow us to conserve cash resources in compensating our personnel as we advance our development programs. Any awards granted under the 2026 Plan will, however, dilute the ownership interests of our existing stockholders upon issuance. As of September 30, 2026, the Company had issued 150,000 shares under the 2026 Plan. These shares were issued to nonemployee consultants and recognized $154,009 of related expense, with $419,091 remaining prepaid at September 30, 2026. No cash proceeds were received from these issuances.

We will require additional capital to fund our operations. We may seek to raise additional capital through public or private equity offerings, debt financings, strategic collaborations or licensing arrangements. Our ability to raise capital on acceptable terms may be adversely affected by the trading price of our common stock, our ability to maintain compliance with Nasdaq listing requirements, and general market conditions. Additional equity financing would dilute our existing stockholders, and debt financing, if available, may involve restrictive covenants. If we are unable to raise additional capital when needed, we would be required to delay, reduce or eliminate certain of our development programs.

Going Concern Considerations

We have not generated any revenue since inception and have incurred recurring net losses and negative cash flows from operations. For the nine months ended September 30, 2026, we incurred a net loss of $9,256,795 and used cash in operating activities of $3,393,445. As of September 30, 2026, we had cash and cash equivalents of $1,579,689 and an accumulated deficit of $14,104,350.

As described above, our cash used in operating activities during the nine months ended September 30, 2026 was substantially lower than our operating expenses because a significant portion of those expenses was funded through prepaid balances paid in prior periods. As those balances are consumed, we expect our cash requirements to increase materially, and we expect our research and development expenditures to increase further in connection with our planned Investigational New Drug application submission and subsequent clinical trial activities.

Based on our current operating plan, we do not expect our existing cash and cash equivalents to be sufficient to fund our operations for at least twelve months from the date of issuance of the unaudited interim financial statements included in this Quarterly Report. These conditions raise substantial doubt about our ability to continue as a going concern.

Our plans to address these conditions include raising additional capital through the issuance of equity or debt securities, pursuing strategic collaborations or out-licensing arrangements for our product candidates, and reducing or deferring discretionary operating and development expenditures. We have no committed sources of additional capital, and there can be no assurance that we will be able to obtain additional financing on acceptable terms, or at all. Because these plans are not considered probable of being effectively implemented, they do not alleviate the substantial doubt about our ability to continue as a going concern.

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

Contractual Obligations and Contingencies

On January 1, 2025, the Company assumed an office lease from Duraviva, a related party under common control, pursuant to a lease assignment agreement. The term of the lease extended to August 31, 2026. On August 13, 2026, the Company entered into a lease amendment extending the lease term to September 30, 2031, effective September 1, 2026. Additionally, during the 4th quarter of 2025, the Company entered into lease agreements for three motor vehicles with non-cancelable lease terms ranging from 36 to 51 months. These leases are classified as operating leases. In accordance with ASC 842, the Company recognized a right-of-use asset and corresponding lease liability as of the adoption date.

The lease liability was $542,090 as of September 30, 2026.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2026.

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

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2026. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report, these disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There are two (2) putative securities class actions, commenced in New York state court relating to the Company’s August 2025 IPO, described below:

The first action (“Action 1”) was filed on July 23, 2026 in the Supreme Court of the State of New York, New York County (Index No. 159271/2026), by Daymond Morales, et al. against the Company and its underwriters Dominari Securities LLC, Pacific Century Securities, LLC, and Revere Securities LLC, as well as more than 20 other issuers, underwriters, and individual principals of the underwriters. The complaint asserts claims under Sections 11 and 12(a)(2) of the Securities Act, against the Company and other defendants, and claims under Section 15 of the Securities Act against certain individuals associated with the underwriter defendants. The proposed class includes persons who acquired the Company’s securities in, or pursuant or traceable to the offering documents for, its August 2025 initial public offering (the “IPO”) and allegedly suffered damages. The complaint alleges material misstatements and omissions in the offering documents concerning risks of stock-price manipulation and deficiencies in underwriter due diligence, anti-money laundering compliance, supervision, and business-communication monitoring. The complaint also makes general “blanket” allegations against the defendants relating to market manipulation.

The second action (“Action 2”) was filed on September 14, 2026 in the Supreme Court of the State of New York, New York County (Index No. 655238/2026), by Robert Lovett, on behalf of himself and other purported class plaintiffs against the Company, its former Chief Financial Officer, and directors, its independent auditor, and the IPO underwriters Dominari Securities LLC, Pacific Century Securities, LLC, and Revere Securities LLC. The complaint asserts claims under Sections 11 and 12(a)(2) of the Securities Act against all named defendants and Section 15 claims against the named individual defendants. The proposed class includes persons who acquired the Company’s securities in, or pursuant or traceable to the offering documents for, the IPO and allegedly suffered damages. The complaint alleges material misstatements and omissions in those documents concerning risks of stock-price manipulation and deficiencies in underwriter due diligence, anti-money laundering compliance, supervision, and business-communication monitoring.

The IPO offering documents referred to in both actions consisted of the Company’s registration statement on Form S-1, as amended, and related prospectuses under the Securities Act in connection with its August 2025 IPO. Both complaints seek unspecified compensatory damages, interest, costs and expenses, including attorneys’ and expert fees, rescission or rescissory damages, and equitable or other relief. Neither complaint asserts a fraud claim against the Company. Both actions are at a preliminary stage, and the Company intends to defend them vigorously. The Company’s deadline to respond to Action 1 has been extended to January 27, 2027, and the deadline to respond to Action 2 has been extended to December 11, 2026.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

During the three months ended September 30, 2026, none of the Company’s directors or officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any non-Rule 10b5-1 trading arrangements as defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibit Number	Description
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 2026	CURANEX PHARMACEUTICALS INC

	By:	/s/ Jun Liu
	Name:	Jun Liu
	Title:	Chief Executive Officer and President
(Principal Executive Officer)

Dated: November 13, 2026	By:	/s/ Wanjun Zhang
	Name:	Wanjun Zhang
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

